Form 10-Q
period 1996-03-31
REALTY PARKING PROPERTIES II LP
filed 1996-05-15
CIK 871014

FORM 10-Q


                                        SECURITIES AND EXCHANGE COMMISSION

                                              Washington, D.C. 20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                                               EXCHANGE ACT OF 1934


        (Mark One)
        { X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

        {   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                                        For the transition period from to


      For Quarter Ended September 30, 1995 Commission file number 000-20147

                        Realty Parking Properties II L.P.
             (Exact Name of Registrant as Specified in its Charter)


                         Delaware                             52-1710286
                 (State or Other Jurisdiction of           (I.R.S. Employer
                 Incorporation or Organization)         Identification Number)



                225 East Redwood Street, Baltimore, Maryland         21202
                (Address of Principal Executive Offices)           (Zip Code)

       Registrant's Telephone Number, Including Area Code: (410) 727-4083

                                                        N/A
              (Former Name, Former Address, and Former Fiscal Year,
                         if Changed Since Last Report.)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes     X                                    No

                                         REALTY PARKING PROPERTIES II L.P.




                                                       INDEX



                                                                     Page No.
Part I.    Financial Information


     Item 1.  Financial Statement

                 Balance Sheets                                          1
                 Statements of Operations                                2
                 Statements of Partners' Capital                         3
                 Statements of Cash Flows                                4
                 Notes to Financial Statements                          5-6


     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     7



Part II.   Other Information


     Item 1. through Item 6.                                             8

     Signatures                                                          9

                        REALTY PARKING PROPERTIES II L.P.
                                 Balance Sheets
                                   (Unaudited)

                                                                                                  March 31,   December 31,
                                                                                                    1996          1995


Assets
  Investment in real estate                                                                     $31,581,511  $ 31,616,733
  Cash and cash equivalents                                                                         344,878       367,930
  Other assets
    Accounts receivable                                                                            360,120       291,318
    Financing costs, less accumulated amortization
      of $10,500 and $9,000, respectively                                                            19,503        21,003
    Organization and start-up costs, less accumulated
      amortization of $43,033 and $40,423, respectively                                               9,196        11,806
                                                                                                    388,819       324,127

                                                                                                $32,315,208  $ 32,308,790


Liabilities and Partners' Capital
    Accounts payable and accrued expenses                                                       $    56,859  $     39,541
    Due to affiliates                                                                               199,140       197,594
    Real estate taxes payable                                                                       282,500       282,500
    Note payable                                                                                  2,945,000     2,945,000
                                                                                                  3,483,499     3,464,635


  Partners' Capital
    General Partner                                                                                 (21,118)      (20,993)
    Assignor Limited Partner
      Assignment of limited partnership interests-
        $25 stated value per unit, 1,392,760
        units outstanding                                                                        28,851,809    28,864,130
      Limited partnership interests-
        $25 stated value per unit, 40 units outstanding                                                 918           918
    Subordinated Limited Partner                                                                        100           100
                                                                                                 28,831,709    28,844,155



                 See accompanying notes to financial statements
                                        1

     REALTY PARKING PROPERTIES II L.P.
         Statements of Operations
                (Unaudited)


                                                                 Three Months Ended
                                                                 March 31,  March 31,
                                                                   1996       1995

Revenues
   Parking lot rental                                           $ 586,835  $ 472,861
   Interest income                                                  2,812      4,063
                                                                  589,647    476,924

Expenses
   Administrative, due to affiliate                                22,829     22,868
   Professional fees                                                6,584      5,240
   Management fees, due to affiliate                               59,725     54,709
   Interest expense                                                69,697     64,714
   Depreciation of properties                                      43,472     43,805
   Amortization of organization
     and start-up costs and financing costs                         4,110      4,110
                                                                  206,417    195,446

Net earnings                                                    $ 383,230  $ 281,478

Net earnings per unit of assignee
  limited partnership interest                                  $    0.27  $    0.20






                 See accompanying notes to financial statements
                                       2

REALTY PARKING PROPERTIES II L.P.
Statements  of Partners' Capital
For the Three Month's Ended March 31, 1996 and 1995
        (Unaudited)


                             Assignor Limited Partner
                             Assignment
                             of Limited     Limited    Subordinated
                             Partnership  Partnership    Limited      General
                              Interests    Interests     Partner      Partner      Total


Balance at December 31, 1995$28,864,130  $       918  $        100  $ (20,993) $28,844,155

Net earnings                    379,387           11           -        3,832      383,230

Distribution to partners       (391,708)         (11)          -       (3,957)    (395,676)

Balance at March 31, 1996   $28,851,809  $       918  $        100  $ (21,118) $28,831,709



Balance at December 31, 1994$28,983,677  $       921  $        100  $ (19,784) $28,964,914

Net earnings                    278,655            8           -        2,815      281,478

Distribution to partners       (391,708)         (11)          -       (3,957)    (395,676)

Balance at March 31, 1995   $28,870,624  $       918  $        100  $ (20,926) $28,850,716




See accompanying notes to financial statements
             3

                  REALTY PARKING PROPERTIES II L.P.
                      Statements of Cash Flows
                             (Unaudited)

                                                                      Three Months Ended
                                                                      March 31, 1996  March 31, 1995


Cash flows from operating activities
   Net earnings                                                      $      383,230  $      281,478
   Adjustments to reconcile net earnings to net cash
     provided by operating activities
       Depreciation                                                          43,472          43,805
       Amortization                                                           4,110           4,110
       Changes in assets and liabilities
         Decrease (increase) in accounts receivable                         (68,802)         64,618
         Increase (decrease) in accounts payable and accrued expenses        17,318         (42,856)
         Increase in due to affiliates                                        1,546           7,886
Net cash provided by operating activities                                   380,874         359,041


Cash flows from investing activities -
   additions to investment in real estate                                    (8,250)        (19,023)


Cash flows from financing activities
   Proceeds from note borrowing                                                 -           252,000
   Distribution to partners                                                (395,676)       (395,676)
Net cash used in financing activities                                      (395,676)       (143,676)

Net increase (decrease) in cash and cash equivalents                        (23,052)        196,342
Cash and cash equivalents
   Beginning of period                                                      367,930         249,548

   End of period                                                     $      344,878  $      445,890




           See accompanying notes to financial statements
                                  4

                        REALTY PARKING PROPERTIES II L.P.

                          Notes to Financial Statements
                                 March 31, 1996
                                   (Unaudited)


Note 1 - The Fund and Basis of Preparation

         The accompanying financial statements of Realty Parking Properties II L.P. (the "Fund") do not include all of the information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The unaudited interim financial information should be read in conjunction with the financial statements contained in the 1995 Annual Report.


Note 2 - New Accounting Pronouncement

         In March 1995, The Financial Accounting Standards Boards (FASB) issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (Statement 121). Statement 121 provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill related both to assets to be held and used and assets to be disposed of. The Fund adopted Statement 121 during the first quarter of 1996 and the adoption did not have any impact on its consolidated financial statements.


Note 3 - Cash and Cash Equivalents

         The Fund considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of cash and a money market account and are stated at cost, which approximates market value, at March 31, 1996 and December 31, 1995.


Note 4 - Investment in Real Estate

         Investment in real estate is stated at the lower of net realizable value or cost, net of accumulated depreciation, and includes the purchase price, improvements and all costs of acquisition of parking sites acquired, and is summarized as follows:

                                                    March 31, 1996      December 31, 1995

         Land                                         $26,356,120         $26,347,870
         Building                                       5,579,443           5,579,443
                                                       31,935,563          31,927,313
         Less:  accumulated depreciation                 (354,052)           (310,580)
                  Total                               $31,581,511         $31,616,733


         Depreciation of the garage structures is computed using the straight-line method over 31.5 years for property placed in service prior to January 1, 1994 and 39 years for property placed in service after January 1, 1994.

                        REALTY PARKING PROPERTIES II L.P.

                          Notes to Financial Statements
                                 March 31, 1996
                                   (Unaudited)

Note 5 - Related Party Transactions

         The general partner earned an asset-based management fee of $59,725 and $54,709 for advising the Fund and managing its investments during the three months ended March 31, 1996 and 1995, respectively. This fee is equal to 0.75% of the Fund's capital contributions invested in properties and 0.5% of capital contributions temporarily held awaiting investment in properties. Additionally, the general partner will be reimbursed for certain costs incurred relating to administrative services and expenses of the Fund during the three months ended March 31, 1996 and 1995, totaling $22,448 and $25,610, respectively.

         The Fund accrued liabilities to Allright Corporation ("Allright") totaling $116,967 at March 31, 1996 and December 31, 1995, for improvements made to a certain property.


Note 6 - Note payable

         On July 18, 1994 the Fund closed on its $5.6 million line of credit agreement with a bank. Borrowings under the credit agreement bear interest on the outstanding principal amount at the bank's prime rate (8.25% at March 31, 1996) plus 1% per annum. The principal balance at March 31, 1996 was $2,945,000 and is due and payable no later than July 17, 1997. Interest incurred on the outstanding principal balance totaled $69,697 and $64,714, for the three months ended March 31, 1996 and 1995, respectively.


Note 7 - Leases

         The Fund generally leases the properties to Central and to Allright for a period of ten years with an option to extend the leases for two additional terms of five years. The minimum rents are 6.0% of certain acquisition costs in the first year, 6.5% in the second year and 7.0% thereafter. The other terms of the leases contain provisions with respect to Percentage Rents above minimum returns and early termination of the leases in the event the properties are sold by the Fund. Percentage rent is calculated and recorded at the end of each property's lease year in accordance with lease terms and may not necessarily reflect the period in which it is earned. Certain leases vary from the terms outlined above in order to accommodate specific circumstances of an acquired property. A more detailed discussion of the leases is contained in the 1995 Annual Report.


Note 8 - Net Earnings Per Unit of Assignee Limited Partnership Interest

         Net earnings per unit of assignee limited partnership interest as disclosed on the Statements of Operations is based upon 1,392,760 units outstanding.


Note 9 - Subsequent Events

         On May 14, the Fund made a cash distribution totaling $395,676 of which 99% is allocated to Unitholders. This distribution is derived from funds provided by operations during the quarter ended March 31, 1996. Holders of Units will receive a cash distribution of $.28 per $25 unit.

         On April 29, 1996, the Fund borrowed $116,000 from its line of credit in order to finance the cost of a certain property's improvements.

Item 7. Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Liquidity and Capital Resources

         Cash and cash equivalents decreased $23,052 during the first quarter of 1996. This decrease represents the net effect of $380,874 in cash provided by operating activities, capital expenditures of $8,250, and distributions to investors of $395,676.

         On July 18, 1995 the Fund closed on a $5.6 million line of credit to be used as necessary to complete the Fund's acquisition program, to supplement working capital reserves, and to make distributions to partners. Borrowings under the credit agreement bear interest at the bank's prime rate plus 1% per annum and all borrowings are due and payable no later than July 17, 1997. The Fund pays down the line of credit as operating cash becomes available, in order to minimize interest expense, and draws against the line of credit as operating cash needs arise. At March 31, 1996 the balance due on the note payable was $2,945,000.

         The Fund as substantially completed all major capital improvements contemplated for its facilities. At March 31, 1996, the Fund had accrued approximately $117,000 for capital improvements completed on behalf of the Phoenix facility which were incurred prior to the end of the quarter. The cost of these improvements will be funded from the Fund's line of credit. The Fund's operations and its available line of credit provide sufficient capital to satisfy the Fund's liquidity requirements.

         On May 14, 1996, the Fund made a distribution to investors of $395,676. This distribution was derived from cash provided by net earnings, before depreciation and amortization, during the quarter ended March 31,1996.

Results of Operations

         The Fund leases its facilities to parking operators under terms that typically include a minimum rent calculated as a percentage of certain acquisition costs. In addition, lessees are typically obligated to pay percentage rent, calculated as a percentage of gross parking revenues.

         During the first quarter of 1996, parking lot rental income increased $113,974 as compared to the same period in 1995. This increase is primarily attributable to percentage rents of $81,013 recognized at the Atlanta facility during the quarter. Percentage rents of $54,862 were earned at the Atlanta facility during 1995, but were not recognized until the second quarter of that year due to the timing of their remittance to the Fund. Rental income also increased due to the scheduled increases in minimum rents for several facilities.

         Interest income was little changed from the prior year and Fund expenses for the quarter were also consistent with 1995.

         The Fund continues to examine opportunities for disposition of its facilities. In accordance with the Fund's original investment strategy, it is anticipated that the highest level returns will be obtained from property sales to buyers who desire the site for a near term development project. The Fund is particularly alert for such opportunities and is currently negotiating with several parties who desire to purchase the Seattle property for the development of a mid rise office building.

                                         REALTY PARKING PROPERTIES II L.P.




PART II.  OTHER INFORMATION


Item 1.     Legal Proceedings

                  Inapplicable

Item 2.     Changes in Securities

                  Inapplicable

Item 3.     Defaults upon Senior Securities

                  Inapplicable

Item 4.     Submission of Matters to a Vote of Security Holders

                  Inapplicable

Item 5.     Other Information

                  Inapplicable

Item 6.     Exhibits and Reports on Form 8-K

                  a)     Exhibits:  None

                  b)     Reports on Form 8-K:  None

                                         REALTY PARKING PROPERTIES II L.P.




                                                    SIGNATURES




Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             REALTY PARKING PROPERTIES II L.P.




DATE:        5/9/96                               By:    /s/ John M. Prugh
                                                 John M. Prugh
                                                 President and Director
                                                 Realty Parking Company II, Inc.
                                                 General Partner



DATE:        5/9/96                               By:    /s/ Timothy M. Gisriel
                                                 Timothy M. Gisriel
                                                 Treasurer
                                                 Realty Parking Company II, Inc.
                                                 General Partner