Form 10-Q
period 1996-06-30
REALTY PARKING PROPERTIES II LP
filed 1996-08-14
CIK 871014

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

                For the quarterly period ended June 30, 1996

        {   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                                        For the transition period from to


      For Quarter Ended June 30, 1996 Commission file number 000-20147

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

        Yes     X                                    No

                                         REALTY PARKING PROPERTIES II L.P.




                                                       INDEX



                                                                     Page No.
Part I.    Financial Information


     Item 1.  Financial Statement

                 Balance Sheets                                          1
                 Statements of Operations                                2
                 Statements of Partners' Capital                         3
                 Statements of Cash Flows                                4
                 Notes to Financial Statements                          5-6


     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     7-8



Part II.   Other Information


     Item 1. through Item 6.                                             9

     Signatures                                                          10

                                               REALTY PARKING PROPERTIES II L.P.
                                                        Balance Sheets
                                                          (Unaudited)

                                                                                                       June 30,    December 31,
                                                                                                          1996          1995


Assets
  Investment in real estate                                                                            $31,540,232  $ 31,616,733
  Cash and cash equivalents                                                                                533,711       367,930
  Other assets
    Accounts receivable                                                                                    287,659       291,318
    Financing costs, less accumulated amortization
      of $10,500 and $9,000, respectively                                                                   18,003        21,003
    Organization and start-up costs, less accumulated
      amortization of $43,033 and $40,423, respectively                                                      6,586        11,806
                                                                                                           312,248       324,127

                                                                                                       $32,386,191  $ 32,308,790


Liabilities and Partners' Capital
    Accounts payable and prepaid rent                                                                  $   106,463  $     39,541
    Due to affiliates                                                                                       79,954       197,594
    Real estate taxes payable                                                                              282,500       282,500
    Note payable                                                                                         3,061,000     2,945,000
                                                                                                         3,529,917     3,464,635


  Partners' Capital
    General Partner                                                                                        (20,872)      (20,993)
    Assignor Limited Partner
      Assignment of limited partnership interests-
        $25 stated value per unit, 1,392,760
        units outstanding                                                                               28,876,127    28,864,130
      Limited partnership interests-
        $25 stated value per unit, 40 units outstanding                                                     919           918
    Subordinated Limited Partner                                                                            100           100
                                                                                                        28,856,274    28,844,155



                      See accompanying notes to financial statements
                                          1

     REALTY PARKING PROPERTIES II L.P.
         Statements of Operations
                (Unaudited)


                                            Three Months Ended   Six Months Ended
                                            June 30,  June 30,    June 30,    June 30,
                                              1996      1995        1996        1995

Revenues
   Parking lot rental                      $630,023  $587,137   $1,216,858  $1,059,998
   Interest income                            3,195     3,700        6,007       7,763
                                            633,218   590,837    1,222,865   1,067,761

Expenses
   Administrative, due to affiliate          19,435    20,139       42,264      43,007
   Professional fees                         13,302    21,981       19,886      27,221
   Management fees, due to affiliate         61,920    55,235      121,645     109,944
   Interest expense                          70,738    69,564      140,435     134,278
   Depreciation of properties                43,472    43,805       86,944      87,610
   Amortization of organization
     and start-up costs and financing costs   4,110     4,110        8,220       8,220
                                            212,977   214,834      419,394     410,280

Net earnings                               $420,241  $376,003   $  803,471  $  657,481

Net earnings per unit of assignee
  limited partnership interest             $   0.30  $   0.27   $     0.57  $     0.47




See accompanying notes to financial statements

REALTY PARKING PROPERTIES II L.P.
Statements  of Partners' Capital
For the Six Month's Ended June 30, 1996 and 1995
        (Unaudited)

                             Assignor Limited Partner
                             Assignment
                             of Limited     Limited    Subordinated
                             Partnership  Partnership    Limited      General
                              Interests    Interests     Partner      Partner      Total




Balance at December 31, 1995$28,864,130  $       918  $        100  $ (20,993) $28,844,155

Net earnings                    795,413           23           -        8,035      803,471

Distribution to partners       (783,416)         (22)          -       (7,914)    (791,352)

Balance at June 30, 1996    $28,876,127  $       919  $        100  $ (20,872) $28,856,274



Balance at December 31, 1994$28,983,677  $       921  $        100  $ (19,784) $28,964,914

Net earnings                    650,887           19           -        6,575      657,481

Distribution to partners       (783,416)         (22)          -       (7,914)    (791,352)

Balance at June 30, 1995    $28,851,148  $       918  $        100  $ (21,123) $28,831,043



See accompanying notes to financial statements

          REALTY PARKING PROPERTIES II L.P.
               Statements of Cash Flows
                     (Unaudited)


                                                       Six Months Ended
                                                       June 30, 1996  June 30, 1995


Cash flows from operating activities
   Net earnings                                       $     803,471  $     657,481
   Adjustments to reconcile net earnings to net cash
     provided by operating activities
       Depreciation                                          86,944         87,610
       Amortization                                           8,220          8,220
       Changes in assets and liabilities
         Decrease (increase) in accounts receivable           3,659        (26,381)
         Increase in accounts payable and prepaid rent       66,922          2,341
         Decrease in real estate taxes payable                  -          (39,249)
         Increase (decrease) in due to affiliates              (673)        17,513
Net cash provided by operating activities                   968,543        707,535


Cash flows from investing activities -
   additions to investment in real estate                  (127,410)       (44,023)


Cash flows from financing activities
   Proceeds from note borrowing                             116,000        252,000
   Distributions to partners                               (791,352)      (791,352)
Net cash used in financing activities                      (675,352)      (539,352)

Net increase in cash and cash equivalents                   165,781        124,160
Cash and cash equivalents
   Beginning of period                                      367,930        249,548

   End of period                                      $     533,711  $     373,708




    See accompanying notes to financial statements

                                             REALTY PARKING PROPERTIES II L.P.

                                               Notes to Financial Statements
                                                       June 30, 1996
                                                        (Unaudited)


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


Note 2 - Cash and Cash Equivalents

         The Fund considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of cash and a money market account and are stated at cost, which approximates market value, at June 30, 1996 and December 31, 1995.


Note 3 - Investment in Real Estate

         Investment in real estate is stated at the lower of net realizable value or cost, net of accumulated depreciation, and includes the purchase price, improvements and all costs of acquisition of parking sites acquired, and is summarized as follows:

                                                     June 30, 1996      December 31, 1995

         Land                                         $26,356,120         $26,347,870
         Building                                       5,581,636           5,579,443
                                                       31,937,756          31,927,313
         Less:  accumulated depreciation                 (397,524)           (310,580)
                  Total                               $31,540,232         $31,616,733


         Depreciation of the garage structures is computed using the straight-line method over 31.5 years for property placed in service prior to January 1, 1994 and 39 years for property placed in service after January 1, 1994.


Note 4 - Related Party Transactions

         The general partner earned an asset-based management fee of $61,920 and $121,645 for advising the Fund and managing its investments during the three and six months ended June 30, 1996, respectively, and $55,235 and $109,944 during the three and six months ended June 30, 1995, respectively. This fee is equal to 0.75% of the Fund's capital contributions invested in properties and 0.5% of capital contributions temporarily held awaiting investment in properties. Additionally, the general partner will be reimbursed for certain costs incurred relating to administrative services and expenses of the Fund totalling $18,034 and $40,482 during the three and six months ended June 30, 1996, respectively, and $21,990 and $47,600 during the three and six months ended June 30, 1995, respectively.

         The Fund paid Allright Corporation $116,967 during the quarter ended June 30, 1996 for improvements made to a certain property in 1995.

                                             REALTY PARKING PROPERTIES II L.P.

                                               Notes to Financial Statements
                                                       June 30, 1996
                                                        (Unaudited)

Note 5 - Note payable

         On July 18, 1994 the Fund closed on its $5.6 million line of credit agreement with a bank. Borrowings under the credit agreement bear interest on the outstanding principal amount at the bank's prime rate (8.25% at June 30, 1996) plus 1% per annum. The principal balance at June 30, 1996 was $3,061,000 and is due and payable no later than July 17, 1997. Interest incurred on the outstanding principal balance totaled $70,738 and $140,435 for the three and six months ended June 30, 1996, respectively, and $69,564 and $134,278 for the three and six months ended June 30,1995, respectively.


Note 6 - Leases

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


Note 7 - Net Earnings Per Unit of Assignee Limited Partnership Interest

         Net earnings per unit of assignee limited partnership interest as disclosed on the Statements of Operations is based upon 1,392,760 units outstanding.


Note 8 - Subsequent Events

         On August 13, the Fund made a cash distribution totaling $395,676 of which 99% is allocated to Unitholders. This distribution is derived from funds provided by operations during the quarter ended June 30, 1996. Holders of Units will receive a cash distribution of $.28 per $25 unit.

                                         REALTY PARKING PROPERTIES II L.P.

                             Management's Discussion and Analysis of Financial
                                        Condition and Results of Operations




Liquidity and Capital Resources

         Cash and cash equivalents increased $188,833 during the second quarter of 1996. This increase represents the net effect of $587,669 in cash provided by operating activities, capital expenditures of $119,160, proceeds from note borrowing of $116,000 and distributions to investors of $395,676.

         On July 18, 1995 the Fund closed on a $5.6 million line of credit to be used as necessary to complete the Fund's acquisition program, to supplement working capital reserves, and to make distributions to partners. Borrowings under the credit agreement bear interest at the bank's prime rate (8.25% as of June 30, 1996) plus 1% per annum and all borrowings are due and payable no later than July 17, 1997. The Fund pays down the line of credit as operating cash becomes available, in order to minimize interest expense, and draws against the line of credit as operating cash needs arise. At June 30, 1996 the balance due on the note payable was $3,061,000.

         The Fund has substantially completed all major capital improvements contemplated for its facilities.

         On August 14, 1996, the Fund made a distribution to investors of $395,676. This distribution was derived from cash provided by operating activities during the quarter ended June 30,1996.


Results of Operations

         The Fund leases its facilities to parking operators under terms that typically include a minimum rent calculated as a percentage of certain acquisition costs. In addition, lessees are typically obligated to pay percentage rent, calculated as a percentage of gross parking revenues.

         During the second quarter and first six months of 1996, parking lot rental income increased $42,886 and $156,860, respectively, as compared to the same periods in 1995. These increases are primarily attributable to percentage rents earned at the San Francisco, Phoenix and San Antonio facilities. Percentage rents totaled $120,722 and $203,735 for the second quarter and first six months of 1996, respectively. This compares to $91,807 and $92,473, realized during the same periods, respectively, in 1995. Rental income also increased due to the scheduled increases in minimum rents for several facilities.

         Subsequent to the end of the second quarter, the lessee of the Atlanta facility, located near Atlanta's Olympic Centennial Park, reported that it had arranged for the use of the property by an Olympic vendor during July. The rents from this use totaled approximately $500,000, resulting in an extraordinary increase over the facility's normal monthly gross parking revenues of approximately $65,000. The Fund owns 2/3 of this facility and contemplates that July's extraordinary results will contribute to a large increase in percentage rents, which according to the lease terms, are not payable until April 1997.

         Interest income decreased slightly for the second quarter and first six months of 1996, when compared to the same period in 1995. These changes are due to lower interest rates. The Fund's expenses showed no significant variations for the second quarter or first six months of 1996 when compared to the same periods in 1995.

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

                                         REALTY PARKING PROPERTIES II L.P.

                             Management's Discussion and Analysis of Financial
                                      Condition and Results of Operations


Results of Operations (continued)

         The Fund has received a letter of intent to purchase the Dallas Metro facility, a 605 space parking garage. The terms of the purchase are currently being negotiated with the buyer.

         At the present stage of negotiations, there can be no assurances that the sales of these two properties will be consummated.

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


                                             REALTY PARKING PROPERTIES II L.P.




DATE:        8/9/96                               By:    /s/ John M. Prugh
                                                 John M. Prugh
                                                 President and Director
                                                 Realty Parking Company II, Inc.
                                                 General Partner



DATE:        8/10/96                               By:    /s/ Timothy M. Gisriel
                                                 Timothy M. Gisriel
                                                 Treasurer
                                                 Realty Parking Company II, Inc.
                                                 General Partner