Form 10-Q
period 1996-09-30
REALTY PARKING PROPERTIES II LP
filed 1996-11-12
CIK 871014

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

                For the quarterly period ended September 30, 1996

        {   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                                        For the transition period from to


      For Quarter Ended September 30, 1996 Commission file number 000-20147

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

                        REALTY PARKING PROPERTIES II L.P.
                                 Balance Sheets
                                   (Unaudited)

                                                                                                     September 30,  December 31,
                                                                                                         1996           1995


Assets
  Investment in real estate                                                                         $  31,498,654  $ 31,616,733
  Cash and cash equivalents                                                                               712,312       367,930
  Other assets
    Accounts receivable                                                                                   285,328       291,318
    Financing costs, less accumulated amortization
      of $13,500 and $9,000, respectively                                                                  16,503        21,003
    Organization and start-up costs, less accumulated
      amortization of $48,253 and $40,423, respectively                                                     3,976        11,806
                                                                                                          305,807       324,127

                                                                                                    $  32,516,773  $ 32,308,790


Liabilities and Partners' Capital
    Accounts payable and prepaid rent                                                               $     119,955  $     39,541
    Due to affiliates                                                                                      70,249       197,594
    Real estate taxes payable                                                                             282,500       282,500
    Note payable                                                                                        3,061,000     2,945,000
                                                                                                        3,533,704     3,464,635


  Partners' Capital
    General Partner                                                                                       (19,605)      (20,993)
    Assignor Limited Partner
      Assignment of limited partnership interests-
        $25 stated value per unit, 1,392,760
        units outstanding                                                                              29,001,651    28,864,130
      Limited partnership interests-
        $25 stated value per unit, 40 units outstanding                                                       923           918
    Subordinated Limited Partner                                                                              100           100
                                                                                                       28,983,069    28,844,155

                                                                                                    $  32,516,773  $ 32,308,790

                         See accompanying notes to financial statements

     REALTY PARKING PROPERTIES II L.P.
         Statements of Operations
                (Unaudited)

                                            Three Months Ended     Nine Months Ended
                                            Sept. 30,  Sept. 30,   Sept. 30,   Sept. 30,
                                              1996       1995         1996        1995

Revenues
   Parking lot rental                      $ 718,747  $ 682,028   $1,935,605  $1,742,026
   Interest income                             3,750      3,555        9,757      11,318
                                             722,497    685,583    1,945,362   1,753,344

Expenses
   Administrative, due to affiliate           17,836     16,883       60,100      59,890
   Professional fees                           5,815     10,415       25,700      37,637
   Management fees, due to affiliate          56,435     69,331      178,080     179,275
   Interest expense                           72,359     68,685      212,794     202,963
   Depreciation of properties                 43,472     43,805      130,416     131,415
   Amortization of organization
     and start-up costs and financing costs    4,110      4,110       12,330      12,330
                                             200,027    213,229      619,420     623,510

Net earnings                               $ 522,470  $ 472,354   $1,325,942  $1,129,834

Net earnings per unit of assignee
  limited partnership interest             $    0.37  $    0.34   $     0.94  $     0.80





See accompanying notes to financial statements

REALTY PARKING PROPERTIES II L.P.
Statements  of Partners' Capital
For the Nine Month's Ended September 30, 1996 and 1995
         (Unaudited)


                              Assignor Limited Partner
                               Assignment
                               of Limited     Limited    Subordinated
                              Partnership   Partnership    Limited      General
                               Interests     Interests     Partner      Partner      Total


Balance at December 31, 1995 $ 28,864,130  $       918  $        100  $ (20,993) $ 28,844,155

Net earnings                    1,312,645           38           -       13,259     1,325,942

Distributions to partners      (1,175,124)         (33)          -      (11,871)   (1,187,028)

Balance at September 30, 1996$ 29,001,651  $       923  $        100  $ (19,605) $ 28,983,069



Balance at December 31, 1994 $ 28,983,677  $       921  $        100  $ (19,784) $ 28,964,914

Net earnings                    1,118,504           32           -       11,298     1,129,834

Distributions to partners      (1,175,124)         (33)          -      (11,871)   (1,187,028)

Balance at September 30, 1995$ 28,927,057  $       920  $        100  $ (20,357) $ 28,907,720





See accompanying notes to financial statements

          REALTY PARKING PROPERTIES II L.P.
               Statements of Cash Flows
                     (Unaudited)


                                Nine Months Ended
                          Sept. 30, 1996 Sept. 30, 1995


Cash flows from operating activities
   Net earnings                                       $    1,325,942  $    1,129,834
   Adjustments to reconcile net earnings to net cash
     provided by operating activities
       Depreciation                                          130,416         131,415
       Amortization                                           12,330          12,330
       Changes in assets and liabilities
         Decrease (increase) in accounts receivable            5,990         (86,913)
         Increase in accounts payable and prepaid rent        80,414           5,997
         Decrease in real estate taxes payable                   -           (39,249)
         Increase (decrease) in due to affiliates            (10,378)         15,096
Net cash provided by operating activities                  1,544,714       1,168,510


Cash flows from investing activities -
   additions to investment in real estate                   (129,304)       (176,957)


Cash flows from financing activities
   Proceeds from note borrowing                              116,000         252,000
   Distributions to partners                              (1,187,028)     (1,187,028)
Net cash used in financing activities                     (1,071,028)       (935,028)

Net increase in cash and cash equivalents                    344,382          56,525
Cash and cash equivalents
   Beginning of period                                       367,930         249,548

   End of period                                      $      712,312  $      306,073




    See accompanying notes to financial statements

                        REALTY PARKING PROPERTIES II L.P.

                          Notes to Financial Statements
                               September 30, 1996
                                   (Unaudited)


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


Note 2 - Cash and Cash Equivalents

         The Fund considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of cash and a money market account and are stated at cost, which approximates market value, at September 30, 1996 and December 31, 1995.


Note 3 - Investment in Real Estate

         Investment in real estate is stated at the lower of net realizable value or cost, net of accumulated depreciation, and includes the purchase price, improvements and all costs of acquisition of parking sites acquired, and is summarized as follows:

                                                September 30, 1996      December 31, 1995

         Land                                         $26,356,120         $26,347,870
         Building                                       5,583,530           5,579,443
                                                       31,939,650          31,927,313
         Less:  accumulated depreciation                 (440,996)           (310,580)
                  Total                               $31,498,654         $31,616,733


         Depreciation of the garage structures is computed using the straight-line method over 31.5 years for property placed in service prior to January 1, 1994 and 39 years for property placed in service after January 1, 1994.


Note 4 - Related Party Transactions

         The general partner earned an asset-based management fee of $56,435 and $178,080 for advising the Fund and managing its investments during the three and nine months ended September 30, 1996, respectively, and $69,331 and $179,275 during the three and nine months ended September 30, 1995, respectively. This fee is equal to 0.75% of the Fund's capital contributions invested in properties and 0.5% of capital contributions temporarily held awaiting investment in properties. Additionally, the general partner will be reimbursed for certain costs incurred relating to administrative services and expenses of the Fund totaling $13,814 and $54,296 during the three and nine months ended September 30, 1996, respectively, and $15,540 and $63,140 during the three and nine months ended September 30, 1995, respectively.

         The Fund paid Allright Corporation $116,967 during the quarter ended June 30, 1996 for improvements made to a certain property in 1995, and $1,894 during the quarter ended September 30, 1996 for improvements made to a certain property during that quarter.

                        REALTY PARKING PROPERTIES II L.P.

                          Notes to Financial Statements
                               September 30, 1996
                                   (Unaudited)


Note 5 - Note payable

         On July 18, 1994 the Fund closed on its $5.6 million line of credit agreement with a bank. Borrowings under the credit agreement bear interest on the outstanding principal amount at the bank's prime rate (8.25% at September 30, 1996) plus 1% per annum. The principal balance at September 30, 1996 was $3,061,000 and is due and payable no later than July 17, 1997. Interest incurred on the outstanding principal balance totaled $72,359 and $212,794 for the three and nine months ended September 30, 1996, respectively, and $68,685 and $202,963 for the three and nine months ended September 30, 1995, respectively.


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


Note 8 - Subsequent Events

         On November 12, 1996 the Fund will make a cash distribution totaling $439,640 of which 99% is allocated to Unitholders. This distribution is derived from funds provided by operations during the quarter ended September 30, 1996. Holders of Units will receive a cash distribution of $.31 per $25 unit.

                                         REALTY PARKING PROPERTIES II L.P.

                             Management's Discussion and Analysis of Financial
                                        Condition and Results of Operations




Liquidity and Capital Resources

         At September 30, 1996, the Fund had a working capital position that included cash and cash equivalents of $712,312 and accounts payable and prepaid rent of $119,955. Cash and cash equivalents increased $178,601 during the third quarter of 1996. This increase represents the net effect of $576,171 in cash provided by operating activities, capital expenditures of $1,894 and distributions to investors of $395,676.

         On July 18, 1995 the Fund closed on a $5.6 million line of credit to be used as necessary to complete the Fund's acquisition program, to supplement working capital reserves and to make distributions to partners. Borrowings under the credit agreement bear interest at the bank's prime rate (8.25% at September 30, 1996) plus 1% per annum and all borrowings are due and payable no later than July 17, 1997. The Fund pays down the line of credit as operating cash becomes available, in order to minimize interest expense, and draws against the line of credit as operating cash needs arise. At September 30, 1996 the balance due on the note payable was $3,061,000.

         The Fund has substantially completed all major capital improvements contemplated for its facilities.

         On November 12, 1996, the Fund will make a distribution to investors of
$439,640.   This  distribution  is  derived  from  cash  provided  by  operating activities during the quarter ended September 30,1996.


Results of Operations

         The Fund leases its facilities to parking operators under terms that typically include a minimum rent calculated as a percentage of certain acquisition costs. In addition, lessees are typically obligated to pay percentage rent, calculated as a percentage of gross parking revenues.

         During the third quarter and first nine months of 1996, parking lot rental income increased $36,719 and $193,579, respectively, as compared to the same periods in 1995. Percentage rents totaled $201,748 and $403,484 for the third quarter and first nine months of 1996, respectively. This compares to $196,242 and $288,715 realized during the same periods, respectively, in 1995. Minimum rental income also increased due to the scheduled increases in minimum rents for several facilities.

         Several of the Fund's facilities experienced strong gains in gross operating receipts, an important performance measure that serves as the basis for calculating percentage rents payable to the Fund. Eight of the Fund's twelve facilities experienced gross receipt gains, as compared to the same period in 1995 and aggregate gross receipts for the Fund's facilities were up 19% over the prior year.

         The lessee of the Atlanta facility, located near Atlanta's Olympic Centennial Park, leased the facility to an Olympic retail vendor during the two weeks of the Olympic festivities. The rents from this use totaled $598,406, resulting in an extraordinary increase over the facility's normal monthly gross parking revenues of approximately $65,000. The Fund owns 2/3 of this facility and contemplates that July's extraordinary results will contribute to a large increase in percentage rents, which will be reflected in calender year 1997, when received.

         The Fund's expenses decreased 6% and 1% during the third quarter and first nine months of 1996, respectively, when compared to the same periods in 1995, due mainly to lower professional fees.

         The Fund, in accordance with its original investment strategy, continues to examine opportunities for disposition of its facilities. It is anticipated that the highest level returns will be obtained from property sales to buyers who desire the site for a near term development project. The Fund is particularly alert for such opportunities

                                         REALTY PARKING PROPERTIES II L.P.

                             Management's Discussion and Analysis of Financial
                                        Condition and Results of Operations


Results of Operations (continued)

and is currently negotiating with several parties who desire to purchase the Seattle property for the development of a mid- rise office building. At the present stage of negotiations, there can be no assurances that the sale of this property will be consummated.

         The Fund had previously noted the possible sale of its Dallas Metro garage. The proposed buyer of this facility recently withdrew his purchase offer.

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


                        REALTY PARKING PROPERTIES II L.P.




DATE:       11/8/96                          By:    /s/ John M. Prugh
                                                 John M. Prugh
                                                 President and Director
                                                 Realty Parking Company II, Inc.
                                                 General Partner



DATE:       11/8/96                          By:    /s/ Timothy M. Gisriel
                                                 Timothy M. Gisriel
                                                 Treasurer
                                                 Realty Parking Company II, Inc.
                                                 General Partner