Form 10-K
period 1996-12-31
REALTY PARKING PROPERTIES II LP
filed 1997-03-25
CIK 871014

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                  (Mark One)
                  { X }  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 1996

                                                             OR

               {   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                                             For the transition period from to

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

Securities registered pursuant to Section 12(b) of the Act:

  Title of each class                Name of each exchange on which registered

                                  None

Securities registered pursuant to section 12(g) of the Act:

                 Assignee Units of Limited Partnership Interests
                                (Title of class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes     X                                   No

  As of December 31, 1996, there were 1,392,800 Units of Assignee and Limited Partnership Interests held by non-affiliates of the Registrant. Because there is not an established public trading market for the Units, the aggregate market value of the Units held by non-affiliates of the Registrant cannot be calculated.

                                             Documents Incorporated by Reference

The Annual Report for 1996 is incorporated by reference.

                                             REALTY PARKING PROPERTIES II L.P.


                                                            Index


Part I                                                                                                     Page


     Item 1.    Business                                                                                      3
     Item 2.    Properties                                                                                  4-5
     Item 3.    Legal Proceedings                                                                             5
     Item 4.    Submission of Matters to a Vote of Security Holders                                           5


Part II.


     Item 5.    Market for Registrant's Common Equity
                   and Related Stockholder Matters                                                          5-6
     Item 6.    Selected Financial Data                                                                       6
     Item 7.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operation                                                       6-7
     Item 8.    Financial Statements and Supplementary Data                                                   8
     Item 9.    Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                                                        8

Part III.

     Item 10.   Directors and Executive Officers of the Registrant                                          8-9
     Item 11.   Executive Compensation                                                                        9
     Item 12.   Security Ownership of Certain Beneficial Owners
                   and Management                                                                             9
     Item 13.   Certain Relationships and Related Transactions                                               10


Part IV.


     Item 14.   Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K                                                                      10-13

     Signatures                                                                                                         14

                                              REALTY PARKING PROPERTIES II L.P.

                                                           PART I

Item 1.  Business

      Realty Parking Properties II L. P. (the "Fund") is a Delaware limited partnership capitalized on December 19, 1990. The Fund's intent was to acquire surface lots and parking garage buildings (the "Properties") to be held for appreciation and used for parking operations to produce current income. The properties were acquired with an emphasis on surface commercial parking lots believed to have significant future potential for eventual sale as development sites. The acquisition program is complete and only minor rehabilitation expenditures and repairs to existing Properties are expected in the future.

      The General Partner of the Fund is Realty Parking Company II, Inc., a Maryland corporation.

      A minimum of 100,000 units of assignee limited partnership interests (the "Units") and an increased maximum of 4,000,000 Units were registered under the Securities and Exchange Act of 1933, as amended. The Fund issued an aggregate of 1,392,760 Units, raising $34,819,000 of gross offering proceeds, at eighteen closings through March, 1993.

      The Fund has entered into consulting and advisory agreements with Central Parking System, Inc. ("Central") and Allright Corporation ("Allright"), respectively. Pursuant to the agreements, Central and Allright agreed to seek and identify suitable Properties for purchase by the Fund and to lease such Properties from the Fund following acquisition. The Properties are leased to Central or Allright (the "lessee") for a 10-year period (expiring between August 2002 and July 2004) with options to extend these leases for two additional terms of five years. Under the terms of the typical lease agreement the lessees are obligated to pay the Fund the greater of the minimum rent plus reimbursement of real estate taxes or 65% of the gross parking revenues ("percentage rent"). The typical lease agreement calls for minimum rents of (i) 6% of the adjusted acquisition cost of the property during the first year the lessee operates the parking facility, (ii) 6.5% of the adjusted acquisition cost during the second year of operation, and (iii) 7% of the adjusted acquisition cost during the third and subsequent years. A property's adjusted acquisition cost generally equals the sum of the property's purchase price, related acquisition expenses and fees, and site preparation costs. Additionally, under the terms of the leases, the parking lot operator is responsible for all operating costs, including ad valorem real estate taxes and general and garage liability insurance coverage. Each lease is cancelable by the Fund upon the sale of a property and payment to the lessee of a "termination fee". The termination fee generally equals 15% of the amount, if any, by which the property's sales proceeds exceed the original acquisition cost of the property plus a 12% compounded annual return on the original acquisition cost minus all rents received by the Fund from the Property. Some of the leases may differ from the terms outlined above in order to accommodate specific circumstances of an acquired property.

      The Fund acquired twelve  Properties  through 1994. The Fund's  investment
prior  to  depreciation   charges,   including  acquisition  related  costs  and
improvements, is $31,939,650 at December 31, 1996 (see Item 2. Properties).

      The offering proceeds, net of issuance related fees and working capital reserves, were used to acquire the Properties. Additionally, the Fund obtained a $5.6 million line of credit to complete the Fund's acquisition program, to supplement working capital reserves and to make distributions to partners (see
Note 6, "Note Payable," in Item 8, Financial Statements, herein).

      The success of the Fund will, to a large extent, depend on the quality of management of the Fund, its property acquisitions and the timing, terms and conditions of any sale or financing. Future development may be delayed or rendered legally or economically unfeasible as a result, for example, of future building moratoriums, zoning changes and changes in growth and development patterns.

      The interim use of the Properties for parking operations to produce current income is dependent on Central's and Allright's ability to pay rents under the terms of the lease agreements. Rents may vary due to percentage rental payments (discussed above) which are influenced by a variety of factors, including competition, traffic levels, parking demand and the location, design and condition of the parking lot (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations).

                                              REALTY PARKING PROPERTIES II L.P.

Item 2.  Properties

      The Fund owns twelve properties in total, nine of which are wholly owned by the Fund. The undivided tenants-in-common ownership of three of the Properties is noted below. The Properties are not subject to a mortgage or other lien or encumbrance under the terms of the term loan agreement, however the collateral security provision of the loan agreement provides for the assignment of the Fund's rights as a lessor to its interest in the parking lot leases, contracts and income. As of December 31, 1996 the Fund owns the following
Properties:

                                       Approximate                     Gross ***             1996
           Location                    Size (Sq. Ft.)  Type         Investment Cost      Rental Income    Lease Date

Phoenix, Arizona                        275,310      surface lot    $  3,356,534          $ 265,649      5/94-    4/04
Southwest corner of Van
Buren and 44th Streets

San Diego, California                    50,000      surface lot       2,226,652            133,104      1/94-   12/03
Block bounded by 8th and 9th
Avenue and A & B Streets

San Diego, California (Union)            35,000      surface lot       3,658,110            215,881      8/94-    7/04
Block bounded by Union,
State, C & B Streets

San Francisco, California                12,720      surface lot       1,941,927            190,514      6/94-    5/04
"L" shaped lot bounded by
New Montgomery, Howard,
and Natoma Streets

Denver, Colorado                        106,250      surface lot       2,940,450            174,768      6/94-    5/04
Block bounded by 19th
Avenue, Broadway,
20th Avenue and
Lincoln Street*

Atlanta, Georgia                         78,582      surface lot       2,002,269            201,021      4/94-    3/04
Block bounded by Harris                              and garage
and Williams Streets,
Techwood Drive and
International  Boulevard**

Tulsa, Oklahoma                          39,646      surface lot         766,285             58,929     12/92-   11/02
Block bounded by South
Boston Avenue, East 3rd
Street and South Cincinnati
Avenue*

Nashville, Tennessee                     57,720      surface lot       1,797,731            294,913      9/93-    8/03
North side of Charlotte Avenue                       and garage
 between Fourth and Fifth
Avenues, North

Dallas, Texas                            45,714      surface lot       2,200,732            161,082      1/94-   12/03
Southeast corner of Main and                         and garage
St. Paul Streets

                                              REALTY PARKING PROPERTIES II L.P.


                                       Approximate                       Gross               1996
           Location                    Size (Sq. Ft.)  Type         Investment Cost      Rental Income    Lease Date


Dallas, Texas (Metro)                    19,450      surface lot       4,185,681            288,460       3/94-    2/04
Southeastern corner of Field and                     and garage
Elm Streets

San Antonio, Texas                       43,341      surface lot       2,364,816            166,867       7/92-    8/02
Northwest corner of Dwyer
Avenue and Nueva Street

Seattle, Washington                      66,179      surface lot       4,498,463            313,668      10/93-    9/03
Block bounded by Jackson Street,
3rd Avenue, King Street and
2nd Avenue
                                                                     $31,939,650        $ 2,464,856
                                                                       =========          =========

* The Fund owns an 80% undivided interest in the Denver, Colorado property and a 60% undivided interest in the Tulsa, Oklahoma property. The remaining interests of both properties are owned by Central.

** The Fund owns a two-thirds undivided interest in the Atlanta, Georgia property. The remaining interest of this property is owned by Allright.

*** The gross investment cost reflects the Fund's pro-rata investment in the jointly owned Properties.

Item 3.  Legal Proceedings

        The Fund is not subject to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

        There were no matters submitted to the security holders for a vote during the last quarter of the fiscal year covered by this report.

                                                           PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

        An established public trading market for the Units does not exist and the Fund does not anticipate that a public market will develop. Transfer of Units by an investor and purchase of Units by the Fund may be accommodated under certain terms and conditions. The Partnership Agreement imposes certain limitations on the transfer of Units and may restrict, delay or prohibit a transfer primarily if:

        o the transfer of Units would cause a technical termination of the Fund within meaning of Section 708(b)(1)(A) of the Internal Revenue Code;

        o such a transfer would be a violation of any federal or state securities laws that may cause the Fund to be classified other than as a partnership for federal income tax purposes and;

        o such transfers would cause the Fund to be treated as a "publicly traded partnership" under Section 7704 and 469(k) of the Internal Revenue Code.

                                              REALTY PARKING PROPERTIES II L.P.

Item 5.  Market for Registrant's Common Equity and Related
               Stockholder Matters (continued)

        As of December 31, 1996, there were 1,951 holders of assignee units of limited partnership interests of the registrant, owning an aggregate of 1,392,800 units.

      The Fund made four quarterly cash distributions in 1996, 1995 and 1994 totaling $1,626,668, $1,582,704 and $1,626,675, respectively. These distributions were derived from funds provided by operations and a return of capital of $527,868 in 1994.

Item 6.  Selected Financial Data

      Revenues and net earnings information furnished below is for the five years ended December 31, 1996:

                                     1996                1995             1994                1993              1992
Revenues:
        Rental income           $  2,464,856       $  2,252,425      $    1,648,982      $ 555,555         $   276,988
        Interest income               14,495             15,020             122,854        552,983             523,508
        Net earnings               1,647,840          1,461,945           1,170,914        661,992             479,207
        Net earnings per Unit *         1.17               1.04                0.83           0.48                0.51

        Total assets              32,476,178         32,308,790          32,009,234      29,659,489         26,120,033

        Partners' capital         28,865,327         28,844,155          28,964,914      29,420,675         25,880,209

        Cash distributions
        paid per Unit: *
             operations                 1.16               1.13                 .78      .30 - .52         .012 - .606
                 return of capital      -                   -                   .38      .42 - .73         .017 - .898

               * Net earnings per Unit in 1996, 1995 and 1994 are based upon 1,392,800 units outstanding during the year. Net earnings per Unit in 1993 and 1992 are based upon 1,358,495 and 935,527 weighted average units outstanding, respectively. Cash distributions paid per Unit during 1993 and 1992 vary depending on the date of admittance of the investors to the Fund. Investors were admitted to the Fund at eighteen intervals from July 1991 through March 1993.

           The above selected financial data should be read in conjunction with the financial statements and accompanying notes incorporated by reference in this report.


Item 7.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations

Liquidity and Capital Resources

           The Fund completed its acquisition program in 1994 and does not anticipate acquiring any additional properties. The Fund acquired and made improvements to twelve properties resulting in $31,939,650 in gross investment in real estate. The Fund does not contemplate making any major improvements to its properties during 1997.

           At December 31, 1996, the Fund had a working capital position of cash and cash equivalents of $694,405, accounts receivable of $307,582 and accounts payable and accrued expenses and other short term liabilities of $549,851.

           Cash and cash equivalents increased $326,475 during 1996. This increase represents the net effect of $1,966,447 in cash provided by operating activities, net note payable borrowings of $116,000, additional investments in real estate of $129,304, and distributions to investors of $1,626,668.

                                              REALTY PARKING PROPERTIES II L.P.

Item 7.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

      On July 18, 1994 the Fund closed on a $5.6 million line of credit to be used as necessary to complete the Fund's acquisition program, to supplement working capital reserves and to make distributions to partners. Borrowings under the credit agreement bear interest at the bank's prime rate (8.25% at December 31, 1996) plus 1% per annum and all borrowings are due and payable no later than July 17, 1997. At December 31, 1996 the balance due on the note payable was $3,061,000. The Fund expects to renew this credit agreement with the existing lender under similar terms.

      The Fund accrued $117,000 at December 31, 1995 for improvements on its properties completed by lessees and reimbursable by the Fund. In 1996, the cost of these improvements was funded from the Fund's line of credit. The remaining offering proceeds and the available line of credit provide sufficient capital to satisfy the Fund's liquidity requirements.

      On February 12, 1997, the Fund made a cash distribution to investors of $439,640. This distribution was derived from cash provided by operations during 1996.

Results of Operations

      Parking lot rental income increased $212,431 and $603,443 during 1996 and 1995, as compared to the previous year. This increase is attributable to scheduled increases in minimum lease rents, as well as higher percentage rent payments. In addition, rental income in 1995 includes a full year of operations for properties acquired throughout 1994.

      The Fund leases its facilities to parking operators under terms that typically include a minimum rent calculated as a percentage of certain acquisition costs (see Note 4, "Leases" in Item 8. Financial Statements, herein). In addition, lessees are typically obligated to pay a percentage rent, calculated as a percentage of gross parking revenues. During 1996, percentage rents were earned at the Nashville, San Antonio, Tulsa, Atlanta, San Francisco, Phoenix and San Diego (Union) facilities totaling $409,050. During 1995, percentage rents were earned at the Nashville, San Diego (Steve), Atlanta, San Francisco and San Diego (Union) facilities totaling $300,843. During 1994, the Nashville, Tulsa and Dallas (Metro) facilities generated percentage rent totaling $129,440. Percentage rental payments have increased in 1996 and 1995 by 36% and 232%, respectively.

      In 1996, interest rates remained fairly steady and interest income remained near 1995 levels. Interest income declined $107,834 during 1995 from 1994 levels due to lower cash and cash equivalents balances resulting from ongoing investments in real estate.

      Expenses in 1996, net of amortization and depreciation, were $643,823, reflecting an $8,743 increase over 1995 levels. This net increase is primarily the result of an increase in travel and administrative expenses due to an increased focus on the current condition and values of the Properties in the portfolio, an increase in interest expense due to higher borrowings under the line of credit and were offset by lower professional fees.

      Expenses in 1995, net of amortization and depreciation, were $635,080, reflecting a $183,267 increase over 1994. This net increase is primarily due to interest charges from higher borrowings under the line of credit, higher professional fees and higher management fees, which are calculated based upon investor contributions invested in real estate, which increased as a result of facility acquisitions and updated appraisals on certain of the Fund's properties.

      Depreciation charges increased in each of the years in the three-year period ended December 31, 1996 as a result of additions to depreciable fixed assets.

      The Fund, in accordance with its original investment strategy, continues to examine opportunities for disposition of its facilities. It is anticipated that the highest level returns will be obtained from property sales to buyers who desire the site for near term development project. The Fund is particularly alert for such opportunities and is currently negotiating with a buyer who desires to purchase the Seattle property for the development of a mid-rise office building. At the present stage of negotiations, there can be no assurances that the sale of this property will be consummated.

                                              REALTY PARKING PROPERTIES II L.P.

Item 8.  Financial Statements and Supplementary Data

      Index to Financial Statements:

                                                                               Page(s)
                                                                         Herein    Annual Report

           Independent Auditors' Report                                11             5
           Balance Sheets                                                             6
           Statements of Operations                                                   7
           Statements of Partners' Capital                                            8
           Statements of Cash Flows                                                   9
           Notes to Financial Statements                                          10-15
           Financial Statement Schedule
             Schedule III - Real Estate and
             Accumulated Depreciation                               12-13

      All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.


Item 9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure

      None.

                                                          Part III

Item 10.  Directors and Executive Officers of the Registrant

      The General Partner of the Fund is Realty Parking Company II, Inc. The Fund's principal executive offices are located at 225 East Redwood Street, Baltimore, Maryland 21202, telephone (410) 727-4083. The General Partner has primary responsibility for the selection and negotiation of terms concerning the acquisition of the Properties' sites, selecting a manager for the interim investments, and the structure of the offering and of the Fund. The General Partner is responsible for overseeing the performance of those who contract with the Fund, as well as making decisions with respect to the financing, sale and liquidation of the Fund's assets. It will also provide all reports to and communications with investors and others, all distributions and allocations to investors, the administration of the Fund's business and all filings with the Securities and Exchange Commission and other federal or state regulatory authorities. The Agreement of Limited Partnership provides for the removal of the General Partner and the election of a successor or additional general partner by investors holding a majority in interest of the Units.

      The directors and principal officers of the General Partner are as follows:

     John M. Prugh, age 48, has been a Director and President of the General Partner since 1990 and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1984. Mr. Prugh graduated from Gettysburg College in 1970, and was designated a Certified Property Manager by the Institute of Real Estate Management in 1979. He has worked in property management for H. G. Smithy Co., in Washington, D.C., and Dreyfuss Bros., Inc. in Bethesda, Maryland. Since 1977, Mr. Prugh has been involved in managing, administering, developing and selling real estate investment projects sponsored by Alex. Brown Realty, Inc. and its subsidiaries.

                                              REALTY PARKING PROPERTIES II L.P.

     Peter E. Bancroft, age 44, has been a Director and Vice President of the General Partner since 1990 and a Senior Vice President of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1983. Mr. Bancroft graduated from Amherst College in 1974, attended the University of Edinburgh, and received a J.D. degree from the University of Virginia School of Law in 1979. Prior to joining Alex. Brown Realty, Inc. in 1983, Mr. Bancroft held legal positions with Venable, Baetjer and Howard and T. Rowe Price Associates, Inc.

     Terry F. Hall, age 50, has been a Vice President and Secretary of the General Partner since 1990 and a Vice President and Secretary of, and Legal Counsel for, Alex. Brown Realty, Inc. since 1989. Mr. Hall graduated from the University of Nebraska-Lincoln in 1968, and received a J.D. degree from the University of Pennsylvania Law School in 1973. Prior to joining Alex. Brown Realty, Inc. in 1986, Mr. Hall was a Partner at the law firm of Venable, Baetjer and Howard from 1981 to 1986 and an associate at the same firm from 1973 to 1981.

     Timothy M. Gisriel, age 40, has been the Treasurer of the General Partner and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1990. He was the Controller of Alex. Brown Realty, Inc. and Armata Financial Corp. from 1984 through 1990. Mr. Gisriel graduated from Loyola College in 1978 and received his Masters of Business Administration degree from the Robert G. Merrick School of Business, University of Baltimore, in 1993. Prior to joining Alex. Brown Realty, Inc. in 1984, Mr. Gisriel was an audit supervisor in the Baltimore office of Coopers & Lybrand. He is a Maryland Certified Public Accountant.

      There is no family relationship among the officers and directors of the General Partner.


Item 11.  Executive Compensation

      The officers and directors of the General Partner received no compensation from the Fund.

      The General Partner is entitled to receive a share of cash distributions and a share of profits and losses as described in the Agreement of Limited Partnership (see Note 8. "Partners' Capital" in Item 8. Financial Statements, herein).

      For a discussion of compensation and fees to which the General Partner is entitled, see Item 13, Certain Relationships and Related Transactions, herein.


Item 12.   Security Ownership of Certain Beneficial Owners and Management

      No person is known to the Fund to own beneficially more than 5% of the outstanding assignee units of limited partnership interest of the Fund.

      The Assignor Limited Partner, Parking Properties Holding Co., Inc., an affiliate of the General Partner, holds 40 Units representing a beneficial interest in limited partnership interests in the Fund. The Units held by the Assignor Limited Partner have all rights attributable to such Units under the Agreement of Limited Partnership except that these Units of assignee limited partnership interests are nonvoting.

      The General Partner has a 1% interest in the Fund as the General Partner, but holds no Units.

      At December 31, 1996, Central held 42,104 Units (an approximate 3.0% investment in the Fund).

      There are no arrangements, known to the Fund, the operation of which may, at a subsequent date, result in a change of control of the registrant.

                                              REALTY PARKING PROPERTIES II L.P.

Item 13.   Certain Relationships and Related Transactions

      The General Partner and its affiliates have and are permitted to engage in transactions with the Fund. For a summary of fees paid during 1996, 1995 and 1994 to the General Partner and its affiliates, see Note 5, "Related Party Transactions", in Item 8, Financial Statements, herein.




                                                           PART IV


Item 14.  Exhibits, Financial Statement Schedules
                   and Reports on Form 8-K

           (a)   1. Financial Statements:  See Index to Financial Statements
                         and Supplementary Data in Item 8 on page 8, herein.

              2. Financial Statement Schedule:  See Index to Financial
                         Statements and Supplementary Data in Item 8 on page 8, herein.

              3. Exhibits:
                    (3, 4) Agreement of Limited Partnership on pages 1 through
                           39 of Exhibit A to the Fund's Registration
                           Statement on Form S-11 (File No. 33-38437) incorporated herein by reference.

                    (13)   Annual Report for 1996

           (b)   Reports on Form 8-K:  None.

                                           INDEPENDENT AUDITORS' REPORT




The Partners
Realty Parking Properties II L.P.:


Under date of January 24, 1997 we reported on the balance sheets of Realty Parking Properties II L.P. as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for each of the years in the three-year period ended December 31, 1996 as contained in the 1996 Annual Report. These financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for 1996. In connection with our audits of the aforementioned financial statements, we have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Fund's management. Our responsibility is to express an opinion of the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                           KPMG PEAT MARWICK LLP


Baltimore, Maryland
January 24, 1997

REALTY PARKING PROPERTIES II L.P.
SCHEDULE III. REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1996

                                                                                                      page 1 of 2

             COLUMN A              COLUMN C               COLUMN D                COLUMN E
                                                        COST CAPITALIZED        GROSS AMOUNT
                                                         SUBSEQUENT               CARRIED
                                  INITIAL COST TO THE   TO ACQUISITION          AT CLOSE OF PERIOD
                                  PARTNERSHIP               LAND      BUILDING     LAND &    BUILDING &
           DESCRIPTION                LAND     BUILDING IMPROVEMENTSIMPROVEMENTSIMPROVEMENTSIMPROVEMENTS   TOTAL

PHOENIX, ARIZONA
approximately 275,310 square foot
surface parking lot                $3,251,486               105,048               3,356,534           0  3,356,534

SAN DIEGO, CALIFORNIA
approximately 50,000 square foot
surface parking lot                 2,197,540                29,112               2,226,652           0  2,226,652

SAN DIEGO, CALIFORNIA (Union)
approximately 35,000 square foot
surface parking lot                 3,596,425                61,684               3,658,110           0  3,658,110

SAN FRANCISCO, CALIFORNIA
approximately 12,720 square foot
surface parking lot                 1,941,856                    71               1,941,927           0  1,941,927

DENVER, COLORADO
approximately 106,250 square foot
surface parking lot                 2,914,555                25,895               2,940,450           0  2,940,450

ATLANTA, GEORGIA
approximately 78,582 square foot
surface parking lot & garage        1,206,054   703,019      52,415      40,781   1,258,469     743,800  2,002,269

TULSA, OKLAHOMA
approximately 39,646 square foot
surface parking lot                   765,857                   428                 766,285           0    766,285

NASHVILLE, TENNESSEE
approximately 57,720 square foot
surface parking lot and garage      1,101,312   134,525     133,902     427,992   1,235,214     562,517  1,797,731

DALLAS, TEXAS
approximately 45,714 square foot
surface parking lot and garage      1,351,734   768,578     (21,138)    101,558   1,330,596     870,136  2,200,732

DALLAS, TEXAS (Metro)
approximately 19,450 square foot
surface parking lot and garage        778,602 3,384,762                  22,317     778,602   3,407,079  4,185,681

SAN ANTONIO, TEXAS
approximately 43,341 square foot
surface parking lot                 2,358,144                 6,672               2,364,816           0  2,364,816

SEATTLE, WASHINGTON
approximately 66,179 square foot
surface parking lot                 4,478,755                19,709               4,498,463           0  4,498,463



                                  $25,942,320 4,990,884     413,798     592,648  26,356,118   5,583,532 31,939,650


REALTY PARKING PROPERTIES II L.P.
SCHEDULE III. REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1996

                                                                                                     page 2 of 2

             COLUMN A                COLUMN F  COLUMN H   COLUMN I
                                                          LIFE ON
                                                           WHICH
                                  ACCUMULATED           DEPRECIATION
                                  DEPRECIATION   DATE   IN LATEST I/S
           DESCRIPTION                ("A/D")  ACQUIRED IS COMPUTED

PHOENIX, ARIZONA
approximately 275,310 square foot
surface parking lot                      5198   06/94    SEE NOTE 5

SAN DIEGO, CALIFORNIA
approximately 50,000 square foot
surface parking lot                       N/A   12/93       N/A

SAN DIEGO, CALIFORNIA (Union)
approximately 35,000 square foot
surface parking lot                    11,078   07/94    SEE NOTE 5

SAN FRANCISCO, CALIFORNIA
approximately 12,720 square foot
surface parking lot                       271   05/94    SEE NOTE 5

DENVER, COLORADO
approximately 106,250 square foot
surface parking lot                     3,041   12/91    SEE NOTE 5

ATLANTA, GEORGIA
approximately 78,582 square foot
surface parking lot & garage           51,723   03/94    SEE NOTE 5

TULSA, OKLAHOMA
approximately 39,646 square foot
surface parking lot                       N/A   11/92       N/A

NASHVILLE, TENNESSEE
approximately 57,720 square foot
surface parking lot and garage         74,488   02/92    SEE NOTE 5

DALLAS, TEXAS
approximately 45,714 square foot
surface parking lot and garage         82,863   02/93    SEE NOTE 5

DALLAS, TEXAS (Metro)
approximately 19,450 square foot
surface parking lot and garage        250,389   02/94    SEE NOTE 5

SAN ANTONIO, TEXAS
approximately 43,341 square foot
surface parking lot                       N/A   06/92       N/A

SEATTLE, WASHINGTON
approximately 66,179 square foot
surface parking lot                     2,777   09/93    SEE NOTE 5



                                      481,828




(1)                               1996                      1995                    1994
                                  REAL ESTATE       A/D REAL ESTATE         A/D REAL ESTATE         A/D

BALANCE AT BEGINNING OF PERIOD    $31,927,313   310,580  31,584,624     156,600  16,628,360      20,931
ADDITIONS TO INVESTMENT IN R/E         12,337   171,248     342,689     153,980  14,956,264     135,669
BALANCE AT CLOSE OF PERIOD        $31,939,650   481,828  31,927,313     310,580  31,584,624     156,600


(2) AGGREGATE COST FOR FEDERAL INCOME TAX PURPOSES IS $31,939,650 AT
     DECEMBER 31, 1996
(3) SEE NOTE 3 OF NOTES TO THE FINANCIAL STATEMENTS FOR INFORMATION REGARDING THE FUND'S INVESTMENT IN REAL ESTATE.
(4) THERE ARE NO ENCUMBRANCES ON THE REAL ESTATE SET FORTH ABOVE.
(5) LAND IMPROVEMENTS ARE DEPRECIATED OVER 15 YEARS STRAIGHT LINE
     BUILDING & IMPROVEMENTS IN SERVICE PRIOR TO JANUARY 1, 1994 ARE DEPRECIATED OVER 31.5 YEARS STRAIGHT LINE BUILDING & IMPROVEMENTS IN SERVICE AFTER JANUARY 1, 1994 ARE DEPRECIATED OVER 39 YEARS STRAIGHT LINE

                                         REALTY PARKING PROPERTIES II L.P.



                                                    SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            REALTY PARKING PROPERTIES II L. P.



DATE:   3/18/97                             BY:  /s/   John M. Prugh
                                            John M. Prugh
                                            President and Director
                                            Realty Parking Company II, Inc.
                                            General Partner


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following in the capacities and on the dates indicated.




DATE:  3/18/97                              BY:  /s/   John M. Prugh
                                            John M. Prugh
                                            President and Director
                                            Realty Parking Company II, Inc.
                                            General Partner



DATE:  3/19/97                              BY:  /s/  Peter E. Bancroft
                                            Peter E. Bancroft
                                            Vice President and Director
                                            Realty Parking Company II, Inc.
                                            General Partner


DATE:  3/19/97                              BY:  /s/  Terry F. Hall
                                            Terry F. Hall
                                            Vice President and Secretary
                                            Realty Parking Company II, Inc.
                                            General Partner



DATE:  3/18/97                              BY:  /s/  Timothy M. Gisriel
                                            Timothy M. Gisriel
                                            Treasurer
                                            Realty Parking Company II, Inc.
                                            General Partner