Form 10-Q
period 1997-03-31
REALTY PARKING PROPERTIES II LP
filed 1997-05-12
CIK 871014

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

                For the quarterly period ended   March 31, 1997

        {   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                                        For the transition period from to


      For Quarter Ended   March 31, 1997 Commission file number 000-20147

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

           REALTY PARKING PROPERTIES II L.P.
                    Balance Sheets
                      (Unaudited)

                                                         March 31,   December 31
                                                           1997         1996


Assets
  Investment in real estate                            $31,414,322  $31,457,822
  Cash and cash equivalents                                577,200      694,405
  Other assets
    Accounts receivable                                    591,667      307,582
    Financing costs, less accumulated amortization
      of $16,500 and $15,000, respectively                  13,503       15,003
    Organization and start-up costs, less accumulated
      amortization of $52,229 and $50,863, respectively        -          1,366
                                                           605,170      323,951

                                                       $32,596,692  $32,476,178


Liabilities and Partners' Capital
    Accounts payable and prepaid rent                  $   108,034  $   123,891
    Due to affiliates                                       89,417      121,206
    Real estate taxes payable                              304,754      304,754
    Note payable                                         3,061,000    3,061,000
                                                         3,563,205    3,610,851


  Partners' Capital
    General Partner                                        (19,100)     (20,782)
    Assignee and Limited Partnership
        Interests - $25 state value per
        unit, 1,392,800 units outstanding               29,052,487   28,886,009
    Subordinated Limited Partner                               100          100
                                                        29,033,487   28,865,327

                                                       $32,596,692  $32,476,178



    See accompanying notes to financial statements
                           1

      REALTY PARKING PROPERTIES II L.P.
           Statements of Operations
                 (Unaudited)

                                               Three Months Ended
                                               March 31, March 31
                                                 1997      1996

Revenues
   Parking lot rental                         $808,192  $586,835
   Interest income                               4,111     2,812
                                               812,303   589,647

Expenses
   Administrative, due to affiliate             23,971    22,829
   Professional fees                             4,335     6,584
   Management fees, due to affiliate            58,260    59,725
   Interest expense                             71,572    69,697
   Depreciation of properties                   43,500    43,472
   Amortization of organization
     and start-up costs and financing costs      2,865     4,110
                                               204,503   206,417

Net earnings                                  $607,800  $383,230

Net earnings per unit of assignee and
  limited partnership interests               $   0.43  $   0.27


See accompanying notes to financial statements
2

REALTY PARKING PROPERTIES II L.P.
Statements of Partners' Capital
For the Three Months Ended March 31, 1997 and 1996
        (Unaudited)

                              Assignee
                             and Limited  Subordinated
                             Partnership    Limited      General
                              Interests     Partner      Partner      Total



Balance at December 31, 1996$28,886,009  $        100  $ (20,782) $28,865,327

Net earnings                    601,722           -        6,078      607,800

Distribution to partners       (435,244)          -       (4,396)    (439,640)

Balance at March 31, 1997   $29,052,487  $        100  $ (19,100) $29,033,487



Balance at December 31, 1995$28,865,048  $        100  $ (20,993) $28,844,155

Net earnings                    379,398           -        3,832      383,230

Distribution to partners       (391,719)          -       (3,957)    (395,676)

Balance at March 31, 1996   $28,852,727  $        100  $ (21,118) $28,831,709





See accompanying notes to financial statements

        REALTY PARKING PROPERTIES II L.P.
            Statements of Cash Flows
                   (Unaudited)

                                                  Three Months Ended
                                                  March 31,  March 31, 1996

Cash flows from operating activities
   Net earnings                                  $ 607,800  $ 383,230
   Adjustments to reconcile net earnings to net cash
     provided by operating activities
       Depreciation                                 43,500     43,472
       Amortization                                  2,865      4,110
       Changes in assets and liabilities
         Increase in accounts receivable          (284,085)   (68,802)
         Increase (decrease) in accounts payable   (15,856)    17,318
         Increase (decrease) in due to affiliates  (31,789)     1,546
Net cash provided by operating activities          322,435    380,874


Cash flows from investing activities -
   additions to investment in real estate              -       (8,250)


Cash flows from financing activities -
   distribution to partners                       (439,640)  (395,676)


Net decrease in cash and cash equivalents         (117,205)   (23,052)
Cash and cash equivalents
   Beginning of period                             694,405    367,930

   End of period                                 $ 577,200  $ 344,878



 See accompanying notes to financial statements
                        4

                                             REALTY PARKING PROPERTIES II L.P.

                                               Notes to Financial Statements
                                                      March 31, 1997
                                                        (Unaudited)


Note 1 - The Fund and Basis of Preparation

         The accompanying financial statements of Realty Parking Properties II L.P. (the "Fund") do not include all of the information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The unaudited interim financial information should be read in conjunction with the financial statements contained in the 1996 Annual Report.


Note 2 - Cash and Cash Equivalents

         The Fund considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of cash and a money market account and are stated at cost, which approximates market value, at March 31, 1997 and December 31, 1996.


Note 3 - Investment in Real Estate

         Investment in real estate is stated at the lower of fair value or cost, net of accumulated depreciation, and includes all related acquisition costs of the properties, and is summarized as follows:

                                                    March 31, 1997      December 31, 1996

         Land                                         $26,356,118         $26,356,118
         Building                                       5,583,532           5,583,532
                                                       31,939,650          31,939,650
         Less:  accumulated depreciation                 (525,328)           (481,828)
                  Total                               $31,414,322         $31,457,822


         Depreciation of the garage structures is computed using the straight-line method over 31.5 years for property placed in service prior to January 1, 1994 and 39 years for property placed in service after January 1, 1994.


Note 4 - Related Party Transactions

         The general partner earned an asset-based management fee of $58,260 and $59,725 for advising the Fund and managing its investments during the three months ended March 31, 1997 and 1996, respectively. This fee is equal to 0.75% of the Fund's capital contributions invested in properties and 0.5% of capital contributions temporarily held awaiting investment in properties. Additionally, the general partner will be reimbursed for certain costs incurred relating to administrative services and expenses of the Fund.

Note 5 - Note payable

         On July 18, 1994 the Fund closed on its $5.6 million line of credit agreement with a bank. Borrowings under the credit agreement bear interest on the outstanding principal amount at the bank's prime rate (8.5% at March 31, 1997) plus 1% per annum. The principal balance at March 31, 1997 and December 31, 1996 was $3,061,000 and is due and payable no later than July 17, 1997. Interest incurred on the outstanding principal balance totaled $71,572 and $69,697 for the three months ended March 31, 1997 and 1996, respectively. The Fund expects to renew this credit agreement with the existing lender under similar terms.

                                            REALTY PARKING PROPERTIES II L.P.

                                               Notes to Financial Statements
                                                      March 31, 1997
                                                        (Unaudited)

Note 6 - Leases

         The Fund generally leases the properties to Central and to Allright for a period of ten years with an option to extend the leases for two additional terms of five years. The minimum rents are 6.0% of certain acquisition costs in the first year, 6.5% in the second year and 7.0% thereafter. The other terms of the leases contain provisions with respect to Percentage Rents above minimum returns and early termination of the leases in the event the properties are sold by the Fund. Percentage rent is calculated and recorded at the end of each property's lease year in accordance with lease terms and may not necessarily reflect the period in which it is earned. Certain leases vary from the terms outlined above in order to accommodate specific circumstances of an acquired property. A more detailed discussion of the leases is contained in the 1996 Annual Report.


Note 7 - Net Earnings Per Unit of Assignee and Limited Partnership Interest

         Net earnings per unit of assignee and limited partnership interest as disclosed on the Statements of Operations is based upon 1,392,800 units outstanding.


Note 8 - Subsequent Events

         On May 14, 1997 the Fund will make a cash distribution totaling $439,640 of which 99% is allocated to Unitholders. This distribution is derived from funds provided by operations during the quarter ended March 31, 1997. Holders of Units will receive a cash distribution of $.31 per $25 unit.

                                         REALTY PARKING PROPERTIES II L.P.

                              Management's Discussion and Analysis of Financial
                                        Condition and Results of Operations


Liquidity and Capital Resources

         Cash and cash equivalents decreased $117,205 during the first quarter of 1997. This decrease represents the net effect of $322,435 in cash provided by operating activities and distributions to investors of $439,640.

         On July 18, 1995, the Fund closed on a $5.6 million line of credit to be used as necessary to complete the Fund's acquisition program, to supplement working capital reserves, and to make distributions to partners. Borrowings under the credit agreement bear interest at the bank's prime rate plus 1% per annum and all borrowings are due and payable no later than July 17, 1997. At March 31, 1997 and December 31, 1996 the balance due on the note payable was $3,061,000. The Fund expects to renew this credit agreement with the existing lender under similar terms.

         The Fund has substantially completed all major capital improvements contemplated for its facilities. The Fund's operations and its available line of credit provide sufficient capital to satisfy the Fund's liquidity requirements.

         On May 14, 1997, the Fund made a distribution to investors of $439,640. This distribution was derived from cash provided by operating activities during the quarter ended March 31, 1997.

Results of Operations

         The Fund leases its facilities to parking operators under terms that typically include a minimum rent calculated as a percentage of certain acquisition costs. In addition, lessees are typically obligated to pay percentage rent, calculated as a percentage of gross parking revenues.

         During the first quarter of 1997, parking lot rental income totaled $808,192 a 42% increase over the $586,835 recorded during the same period of 1996. This increase is primarily attributable to percentage rents of $283,908 and $4,090 recognized during the quarter at the Atlanta and Dallas-Metro facilities, respectively. In 1996, the Atlanta facility recognized percentage rent of $81,013. While the amount of percentage rent earned at the Atlanta facility for 1997 and 1996 is impressive, it is unlikely that this facility will realize percentage rent in the foreseeable future. The facility's close proximity to the Olympic Games' Centennial Park permitted it to earn substantial revenues during the Olympic events. In addition, approximately 150 parking spaces had been leased for two years to the Atlanta Committee for the Olympic Games(ACOG). Shortly after the conclusion of the Olympics, ACOG terminated these leases. Rental income also increased due to the scheduled increases in minimum rents for several facilities.

         Interest income increased slightly during the first quarter of 1997 when compared to 1996, while expenses declined during the period.

         The Fund continues to examine opportunities for disposition of its facilities. In accordance with the Fund's original investment strategy, it is anticipated that the highest level returns will be obtained from property sales to buyers who desire the site for a near term development project. The Fund has placed the Seattle property under contract to an office developer. While several governmental approvals must be granted before the sale can be completed, it is anticipated the sale will close by October 1997.

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


                        REALTY PARKING PROPERTIES II L.P.




DATE:       5/9/97                         By:    /s/ John M. Prugh
                                                 John M. Prugh
                                                 President and Director
                                                 Realty Parking Company II, Inc.
                                                 General Partner



DATE:       5/9/97                          By:    /s/ Timothy M. Gisriel
                                                 Timothy M. Gisriel
                                                 Treasurer
                                                 Realty Parking Company II, Inc.
                                                 General Partner