Form 10-Q
period 1997-06-30
REALTY PARKING PROPERTIES II LP
filed 1997-08-12
CIK 871014

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

                For the quarterly period ended   June 30, 1997

        {   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                                        For the transition period from to


      For Quarter Ended   June 30, 1997 Commission file number 000-20147

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

            REALTY PARKING PROPERTIES II L.P.
                      Balance Sheets
                       (Unaudited)

                                                            June 30,    December 31,
                                                              1997          1996


Assets
  Investment in real estate                               $26,875,970  $ 31,457,822
  Cash and cash equivalents                                 8,122,247       694,405
  Other assets
    Accounts receivable                                       395,429       307,582
    Financing costs, less accumulated amortization
      of $18,000 and $15,000, respectively                     12,003        15,003
    Organization and start-up costs, less accumulated
      amortization of $52,229 and $50,863, respectively           -           1,366
                                                              407,432       323,951

                                                          $35,405,649  $ 32,476,178


Liabilities and Partners' Capital
    Accounts payable and prepaid rent                     $    43,470  $    123,891
    Due to affiliates                                         203,386       121,206
    Real estate taxes payable                                 304,754       304,754
    Note payable                                            3,061,000     3,061,000
                                                            3,612,610     3,610,851


  Partners' Capital
    General Partner                                             8,496       (20,782)
    Assignee and Limited Partnership
        Interests - $25 state value per
        unit, 1,392,800 units outstanding                  31,784,443    28,886,009
    Subordinated Limited Partner                                  100           100
                                                           31,793,039    28,865,327

                                                          $35,405,649  $ 32,476,178

        See accompanying notes to financial statements

            REALTY PARKING PROPERTIES II L.P.
                 Statements of Operations
                       (Unaudited)

                                                           Three Months Ended     Six Months Ended
                                                            June 30,   June 30,    June 30,    June 30,
                                                              1997       1996        1997        1996

Revenues
   Gain from sale of property                             $2,708,848  $    -     $2,708,848  $      -
   Parking lot rental                                        685,559   630,023    1,493,752   1,216,858
   Interest income                                             9,313     3,195       13,425       6,007
                                                           3,403,720   633,218    4,216,025   1,222,865

Expenses
   Administrative, due to affiliate                           20,083    19,435       44,054      42,264
   Professional fees                                           7,166    13,302       11,500      19,886
   Management fees, due to affiliate                          59,065    61,920      117,325     121,645
   Interest expense                                           73,634    70,738      145,206     140,435
   Depreciation of properties                                 43,083    43,472       86,583      86,944
   Amortization of organization
     and start-up costs and financing costs                    1,500     4,110        4,365       8,220
                                                             204,531   212,977      409,033     419,394

Net earnings                                              $3,199,189  $420,241   $3,806,992  $  803,471

Net earnings per unit of assignee
  and limited partnership interest                        $     2.27  $   0.30   $     2.71  $     0.57


   See accompanying notes to financial statements
2

             Statements of Partners' Capital
     For the Six Months Ended June 30, 1997 and 1996
                       (Unaudited)

                                    Assignee
                                                           and Limited  Subordinated
                                                           Partnership    Limited      General
                                                            Interests     Partner      Partner      Total



Balance at December 31, 1996                              $28,886,009  $        100  $ (20,782) $28,865,327

Net earnings                                                3,768,922           -       38,070    3,806,992

Distributions to partners                                    (870,488)          -       (8,792)    (879,280)

Balance at June 30, 1997                                  $31,784,443  $        100  $   8,496  $31,793,039



Balance at December 31, 1995                              $28,865,048  $        100  $ (20,993) $28,844,155

Net earnings                                                  795,436           -        8,035      803,471

Distributions to partners                                    (783,438)          -       (7,914)    (791,352)

Balance at June 30, 1996                                  $28,877,046  $        100  $ (20,872) $28,856,274


      See accompanying notes to financial statements

            REALTY PARKING PROPERTIES II L.P.
                 Statements of Cash Flows
                       (Unaudited)

                                                                  Six Months Ended
                                                           June 30, 1997  June 30, 1996


Cash flows from operating activities
   Net earnings                                           $   3,806,992  $     803,471
   Adjustments to reconcile net earnings to net cash
     provided by operating activities
       Depreciation                                              86,583         86,944
       Amortization                                               4,365          8,220
       Gain from sale of property                            (2,708,848)
       Changes in assets and liabilities
         (Increase) decrease in accounts receivable             (87,847)         3,659
         Increase (decrease) in accounts payable and prepa      (80,421)        66,922
         Decrease in due to affiliates                          (37,820)          (673)
Net cash provided by operating activities                       983,004        968,543


Cash flows from investing activities
   Sale of property, net                                      7,324,118            -
   Additions to investment in real estate                           -         (127,410)
Net cash provided by (used in) operating activities           7,324,118       (127,410)


Cash flows from financing activities
   Proceeds from note borrowing                                     -          116,000
   Distributions to partners                                   (879,280)      (791,352)
Net cash used in financing activities                          (879,280)      (675,352)

Net increase in cash and cash equivalents                     7,427,842        165,781
Cash and cash equivalents
   Beginning of period                                          694,405        367,930

   End of period                                          $   8,122,247  $     533,711

      See accompanying notes to financial statements

                        REALTY PARKING PROPERTIES II L.P.

                          Notes to Financial Statements
                                  June 30, 1997
                                   (Unaudited)


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


Note 2 - Cash and Cash Equivalents

         The Fund considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of cash and a money market account and are stated at cost, which approximates market value at June 30, 1997 and December 31, 1996.


Note 3 - Investment in Real Estate

         Investment in real estate is stated at the lower of fair value or cost, net of accumulated depreciation, and includes all related acquisition costs of the properties, and is summarized as follows:

                                                    June 30, 1997      December 31, 1996

         Land                                         $21,857,657         $26,356,118
         Building                                       5,583,532           5,583,532
                                                       27,441,189          31,939,650
         Less:  accumulated depreciation                 (565,219)           (481,828)
                  Total                               $26,875,970         $31,457,822

         Depreciation of the garage structures is computed using the straight-line method over 31.5 years for property placed in service prior to January 1, 1994 and 39 years for property placed in service after January 1, 1994.


Note 4 - Related Party Transactions

         The general partner earned an asset-based management fee of $59,065 and $61,920 for advising the Fund and managing its investments during the three months ended June 30, 1997 and 1996, respectively, and $117,325 and $121,645 for the six months ended June 30, 1997 and 1996, respectively. This fee is equal to 0.75% of the Fund's capital contributions invested in properties and 0.5% of capital contributions temporarily held awaiting investment in properties. Additionally, the general partner will be reimbursed for certain costs incurred relating to administrative services and expenses of the Fund.

         Pursuant to the terms of the Lease Agreement, Central Parking System, Inc., the Advisor, was paid a termination fee of $283,949 and is due an advisory fee of $120,000 in connection with the sale of the Seattle property.

                        REALTY PARKING PROPERTIES II L.P.

                          Notes to Financial Statements
                                  June 30, 1997
                                   (Unaudited)

Note 5 - Note payable

         On July 18, 1994 the Fund closed on its $5.6 million line of credit agreement with a bank. Borrowings under the credit agreement bear interest on the outstanding principal amount at the bank's prime rate (8.5% at March 31, 1997) plus 1% per annum. The principal balance at June 30, 1997 and December 31, 1996 was $3,061,000 and is due and payable no later than July 17, 1997 under the original terms of the note. Interest incurred on the outstanding principal balance totaled $73,634 and $70,738 for the three months ended June 30, 1997 and 1996, respectively, and $145,206 and $140,435 for the six months ended June 30, 1997 and 1996, respectively.

         Effective July 17, 1997, the line of credit agreement was amended to a maximum $3.5 million capacity, the interest rate on outstanding borrowings was reduced to the bank's prime rate and the commitment was extended for an additional three years, until July 17, 2000. All other terms and the outstanding balance remain the same.


Note 6 - Net Earnings Per Unit of Assignee and Limited Partnership Interest

         Net earnings per unit of assignee and limited partnership interest as disclosed on the Statements of Operations is based upon 1,392,800 units outstanding.


Note 7 - Distribution of Sale Proceeds

         On July 11, 1997 the Fund made a cash distribution totaling $7,204,116 of which 99% was allocated to assignee and limited partners. This distribution was derived from funds provided by the sale of the Seattle property on June 26, 1997. Holders of Units received a cash distribution of $5.12 per $25 unit.


Note 8 - Subsequent Event

         On August 13, 1997 the Fund will make a cash distribution totaling $439,640 of which 99% will be allocated to assignee and limited partners. This distribution is derived from funds provided by operations during the quarter ended June 30, 1997. Holders of Units will receive a cash distribution of $.31 per $25 unit.

                        REALTY PARKING PROPERTIES II L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Liquidity and Capital Resources

         Cash and cash equivalents increased $7,545,047 during the second quarter of 1997. This increase represents the net effect of $660,569 in cash provided by operating activities, a distribution to investors of $439,640 and cash proceeds from the sale of the Seattle property of $7,324,118.

         On July 18, 1994, the Fund closed on its $5.6 million line of credit agreement with a bank. Borrowings under the credit agreement bear interest on the outstanding principal amount at the bank's prime rate (8.5% at March 31, 1997) plus 1% per annum. The principal balance at June 30, 1997 and December 31, 1996 was $3,061,000 and is due and payable no later than July 17, 1997 under the original terms of the note. Interest incurred on the outstanding principal balance totaled $73,634 and $70,738 for the three months ended June 30, 1997 and 1996, respectively, and $145,206 and $140,435 for the six months ended June 30, 1997 and 1996, respectively.

         Effective July 17, 1997, the line of credit agreement was amended to a maximum $3.5 million capacity, the interest rate on outstanding borrowings was reduced to the bank's prime rate and the commitment was extended for an additional three years, until July 17, 2000. All other terms and the outstanding balance remain the same.

         The Fund has substantially completed all major capital improvements contemplated for its facilities. The Fund's operations and its available line of credit provide sufficient capital to satisfy the Fund's liquidity requirements.

         On July  11,  1997,  the  Fund  made a  distribution  to  investors  of
$7,204,116 of which 99% was allocated to holders of assignee and limited partnership units in accordance with the Partnership Agreement. This distribution was derived from funds provided by the sale of the Seattle property on June 26, 1997.

         On August 13, 1997, the Fund will make a distribution to investors of $439,640 of which 99% will be allocated to holders of assignee and limited partnership units in accordance with the Partnership Agreement. This distribution is derived from cash provided by operating activities during the quarter ended June 30, 1997.

Results of Operations

         The Fund leases its facilities to parking operators under terms that typically include a minimum rent calculated as a percentage of certain acquisition costs. In addition, lessees are typically obligated to pay percentage rent, calculated as a percentage of gross parking revenues.

         On June 26, 1997, the Fund sold its 66,179 square foot parcel of land in Seattle, Washington for $8,000,000. The Fund's investment in the property was $4,495,268, net of accumulated depreciation of $3,195. The capital gain from the sale totaled $2,708,848, net of expenses of $795,884.

         The sale of Seattle facility will reduce the Fund's annual rental revenues by $313,656, a 15% decline on 1997 base rentals (excluding the effect of any percentage rents). Additionally, the Fund's annual management fee expense will be reduced by approximately $33,700.

         During the three and six months ended June 30, 1997, parking lot rental income totaled $685,559 and $1,493,752 representing increases over the same periods in 1996 of 9% and 23%, respectively. The increases are primarily attributable to percentage rents earned at the Atlanta, Dallas Metro, San Francisco and Phoenix facilities which totaled $454,671 and $201,736 during the six months ended June 30, 1997 and 1996, respectively. It should be noted, while the amount of percentage rent earned at the Atlanta facility for 1997 ($283,908) and 1996 ($81,013) is impressive, it is unlikely that this facility will realize percentage rent in the foreseeable future. The facility's close proximity to the Olympic Games' Centennial Park permitted it to earn substantial revenues during the Olympic events. In addition, approximately 150 parking spaces had been leased for two years to the Atlanta Committee for the Olympic Games (ACOG).

                        REALTY PARKING PROPERTIES II L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Results of Operations (continued)

         Interest income increased during the three and six months ended June 30, 1997, when compared to 1996, due to higher average cash balances. Expenses decreased during the three and six months ended June 30, 1997, when compared to 1996, primarily due to lower professional fees incurred.

         The Fund continues to examine opportunities for disposition of its facilities. In accordance with the Fund's original investment strategy, it is anticipated that the highest returns will be obtained from property sales to buyers who desire the site for a near term development project.

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

                  Inapplicable

Item 5.     Other Information

                  Inapplicable

Item 6.     Exhibits and Reports on Form 8-K

                  a)     Exhibits:  None

                  b)     Reports on Form 8-K:

                         Form 8-K dated June 26, 1997 described the Fund's sale of a 66,179 square foot parcel of land in Seattle, Washington.

                                         REALTY PARKING PROPERTIES II L.P.




                                                    SIGNATURES




Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        REALTY PARKING PROPERTIES II L.P.




DATE:       8/8/97                          By:    /s/ John M. Prugh
                                                 John M. Prugh
                                                 President and Director
                                                 Realty Parking Company II, Inc.
                                                 General Partner



DATE:       8/8/97                          By:    /s/ Timothy M. Gisriel
                                                 Timothy M. Gisriel
                                                 Treasurer
                                                 Realty Parking Company II, Inc.
                                                 General Partner