Form 10-Q
period 1997-09-30
REALTY PARKING PROPERTIES II LP
filed 1997-11-12
CIK 871014

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

                For the quarterly period ended  September 30, 1997

        {   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                                        For the transition period from to


      For Quarter Ended   September 30, 1997 Commission file number 000-20147

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

            REALTY PARKING PROPERTIES II L.P.
                      Balance Sheets
                       (Unaudited)

                                                           September 30,  December 31,
                                                               1997           1996


Assets
  Investment in real estate                               $  26,832,887  $ 31,457,822
  Cash and cash equivalents                                     991,947       694,405
  Other assets
    Accounts receivable                                         304,754       307,582
    Financing costs, less accumulated amortization
      of $19,500 and $15,000, respectively                       10,503        15,003
    Organization and start-up costs, less accumulated
      amortization of $52,229 and $50,863, respectively             -           1,366
                                                                315,257       323,951

                                                          $  28,140,091  $ 32,476,178


Liabilities and Partners' Capital
    Accounts payable and prepaid rent                     $      24,218  $    123,891
    Due to affiliates                                           152,496       121,206
    Real estate taxes payable                                   304,754       304,754
    Note payable                                              3,061,000     3,061,000
                                                              3,542,468     3,610,851


  Partners' Capital
    General Partner                                             (63,458)      (20,782)
    Assignee and Limited Partnership
        Interests - $25 state value per
        unit, 1,392,800 units outstanding                    24,660,981    28,886,009
    Subordinated Limited Partner                                    100           100
                                                             24,597,623    28,865,327

                                                          $  28,140,091  $ 32,476,178


                 See accompanying notes to financial statements
                                        1

            REALTY PARKING PROPERTIES II L.P.
                 Statements of Operations
                       (Unaudited)


                                                           Three Months Ended     Nine Months Ended
                                                           Sept. 30,  Sept. 30,   Sept. 30,   Sept. 30,
                                                             1997       1996         1997        1996

Revenues
   Gain from sale of property                             $     -    $     -     $2,708,847  $      -
   Parking lot rental                                       630,323    718,747    2,124,075   1,935,605
   Interest income                                           14,456      3,750       27,882       9,757
                                                            644,779    722,497    4,860,804   1,945,362

Expenses
   Administrative, due to affiliate                          21,491     17,836       65,545      60,100
   Professional fees                                          9,580      5,815       21,081      25,700
   Management fees, due to affiliate                         52,846     56,435      170,171     178,080
   Interest expense                                          67,937     72,359      213,143     212,794
   Depreciation of properties                                43,083     43,472      129,666     130,416
   Amortization of organization
     and start-up costs and financing costs                   1,500      4,110        5,866      12,330
                                                            196,437    200,027      605,472     619,420

Net earnings                                              $ 448,342  $ 522,470   $4,255,332  $1,325,942

Net earnings per unit of assignee
  and limited partnership interest                        $    0.32  $    0.37   $     3.02  $     0.94



   See accompanying notes to financial statements

             Statements of Partners' Capital
  For the Nine Months Ended September 30, 1997 and 1996
                       (Unaudited)

                                    Assignee
                                                           and Limited   Subordinated
                                                           Partnership     Limited      General
                                                            Interests      Partner      Partner      Total



Balance at December 31, 1996                              $ 28,886,009  $        100  $ (20,782) $ 28,865,327

Net earnings                                                 4,212,779           -       42,553     4,255,332

Distributions to partners-operations                        (1,305,732)          -      (13,188)   (1,318,920)

Distribution to partners-sale proceeds                      (7,132,075)          -      (72,041)   (7,204,116)

Balance at September 30, 1997                             $ 24,660,981  $        100  $ (63,458) $ 24,597,623



Balance at December 31, 1995                              $ 28,865,048  $        100  $ (20,993) $ 28,844,155

Net earnings                                                 1,312,683           -       13,259     1,325,942

Distributions to partners                                   (1,175,157)          -      (11,871)   (1,187,028)

Balance at September 30, 1996                             $ 29,002,574  $        100  $ (19,605) $ 28,983,069


      See accompanying notes to financial statements

            REALTY PARKING PROPERTIES II L.P.
                 Statements of Cash Flows
                       (Unaudited)


                                                                                Nine Months Ended
                                                                          Sept. 30, 1997  Sept. 30, 1996


Cash flows from operating activities
   Net earnings                                                          $  4,255,332    $  1,325,942
   Adjustments to reconcile net earnings to net cash
     provided by operating activities
       Depreciation                                                           129,666         130,416
       Amortization                                                             5,866          12,330
       Gain from sale of property                                          (2,708,848)            -
       Changes in assets and liabilities
         Decrease in accounts receivable                                        2,828           5,990
         Increase (decrease) in accounts payable and prepaid rent             (99,673)         80,414
         Increase (decrease) in due to affiliates                              31,290         (10,378)
Net cash provided by operating activities                                   1,616,461       1,544,714


Cash flows from investing activities
   Sale of property, net                                                    7,204,117             -
   Additions to investment in real estate                                         -          (129,304)
Net cash provided by (used in) operating activities                         7,204,117        (129,304)


Cash flows from financing activities
   Proceeds from note borrowing                                                   -           116,000
   Distributions to partners                                               (8,523,036)     (1,187,028)
Net cash used in financing activities                                      (8,523,036)     (1,071,028)

Net increase in cash and cash equivalents                                     297,542         344,382
Cash and cash equivalents
   Beginning of period                                                        694,405         367,930

   End of period                                                         $    991,947    $    712,312



      See accompanying notes to financial statements
                            4

                        REALTY PARKING PROPERTIES II L.P.

                          Notes to Financial Statements
                               September 30, 1997
                                   (Unaudited)


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


Note 2 - Cash and Cash Equivalents

         The Fund considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of cash and a money market account and are stated at cost, which approximates market value at September 30, 1997 and December 31, 1996.


Note 3 - Investment in Real Estate

         Investment in real estate is stated at the lower of fair value or cost, net of accumulated depreciation, and includes all related acquisition costs of the properties, and is summarized as follows:

                                                September 30, 1997      December 31, 1996

         Land                                         $21,857,657         $26,356,118
         Building                                       5,583,532           5,583,532
                                                       27,441,189          31,939,650
         Less:  accumulated depreciation                 (608,302)           (481,828)
                  Total                               $26,832,887         $31,457,822

         Depreciation of the garage structures is computed using the straight-line method over 31.5 years for property placed in service prior to January 1, 1994 and 39 years for property placed in service after January 1, 1994.


Note 4 - Related Party Transactions

         The general partner earned an asset-based management fee of $52,846 and $56,435 for advising the Fund and managing its investments during the three months ended September 30, 1997 and 1996, respectively, and $170,171 and
$178,080 for the nine months ended September 30, 1997 and 1996, respectively. This fee is equal to 0.75% of the Fund's capital contributions invested in properties and 0.5% of capital contributions temporarily held awaiting investment in properties. Additionally, the general partner will be reimbursed for certain costs incurred relating to administrative services and expenses of the Fund.

         Pursuant to the terms of the Lease Agreement, Central Parking System, Inc., the Advisor, was paid a termination fee of $283,949 and an advisory fee of $120,000 in connection with the sale of the Seattle property.

                        REALTY PARKING PROPERTIES II L.P.

                          Notes to Financial Statements
                               September 30, 1997
                                   (Unaudited)

Note 5 - Note payable

         On July 18, 1994 the Fund closed on its $5.6 million line of credit agreement with a bank. The principal balance at September 30, 1997 and December 31, 1996 was $3,061,000 and is due and payable no later than July 17, 1997 under the original terms of the note. Effective July 17, 1997, the line of credit agreement was amended to a maximum $3.5 million capacity, the interest rate on outstanding borrowings was reduced to the bank's prime rate (8.5% at September 30, 1997) and the commitment was extended for an additional three years, until July 17, 2000. All other terms and the outstanding balance remain the same.

         Interest incurred on the outstanding principal balance totaled $67,937 and $72,359 for the three months ended September 30, 1997 and 1996, respectively, and $213,143 and $212,794 for the nine months ended September 30, 1997 and 1996, respectively.


Note 6 - Net Earnings Per Unit of Assignee and Limited Partnership Interest

         Net earnings per unit of assignee and limited partnership interest as disclosed on the Statements of Operations is based upon 1,392,800 units outstanding.


Note 7 - Subsequent Event

         On November 13, 1997 the Fund will make a cash distribution totaling $349,600 of which 99% will be allocated to assignee and limited partners. This distribution is derived from funds provided by operations during the quarter ended September 30, 1997. Holders of Units will receive a cash distribution of $.2485 per original $25 unit.

                                         REALTY PARKING PROPERTIES II L.P.
                             Management's Discussion and Analysis of Financial
                                        Condition and Results of Operations


Liquidity and Capital Resources

         Cash and cash equivalents decreased $7,130,300 during the third quarter of 1997. This decrease represents the net effect of $633,456 in cash provided by operating activities, payment of an advisory fee from the sale of the Seattle property of $120,000, a second quarter distribution to investors of $439,640 and a distribution to investors from the sale of the Seattle property of $7,204,116.

         On July 18, 1994, the Fund closed on its $5.6 million line of credit agreement with a bank. The principal balance at September 30, 1997 and December 31, 1996 was $3,061,000 and is due and payable no later than July 17, 1997, under the original terms of the note. Effective July 17, 1997, the line of credit agreement was amended to a maximum $3.5 million capacity, the interest rate on outstanding borrowings was reduced to the bank's prime rate (8.5% at September 30, 1997) and the commitment was extended for an additional three years, until July 17, 2000. All other terms and the outstanding balance remain the same. Interest incurred on the outstanding principal balance totaled $67,937 and $72,359 for the three months ended September 30, 1997 and 1996, respectively, and $213,143 and $212,794 for the nine months ended September 30, 1997 and 1996, respectively.

         The Fund has substantially completed all major capital improvements contemplated for its facilities. The Fund's operations and its available line of credit provide sufficient capital to satisfy the Fund's liquidity requirements.

         On November 13, 1997, the Fund will make a distribution to investors of $349,600 of which 99% will be allocated to holders of assignee and limited partnership units in accordance with the Partnership Agreement. This distribution is derived from cash provided by operating activities during the quarter ended September 30, 1997.

Results of Operations

         The Fund leases its facilities to parking operators under terms that typically include a minimum rent calculated as a percentage of certain acquisition costs. In addition, lessees are typically obligated to pay percentage rent, calculated as a percentage of gross parking revenues.

         On June 26, 1997, the Fund sold its 66,179 square foot parcel of land in Seattle, Washington for $8,000,000. The Fund's investment in the property was $4,495,268, net of accumulated depreciation of $3,195. The capital gain from the sale totaled $2,708,848, net of expenses of $795,884. The sale of the Seattle facility will reduce the Fund's annual rental revenues by $313,656, a 15% decline on 1997 base rentals (excluding the effect of any percentage rents). Additionally, the Fund's annual management fee expense will be reduced by approximately $33,700.

         Parking lot rental income totaled $630,323 and $718,747 during the three months ended September 30, 1997 and 1996, respectively. The decrease is primarily the result of the sale of the Seattle property. Parking lot rental income totaled $2,124,075 and $1,935,605 during the nine months ended September 30, 1997 and 1996, respectively. The increase is primarily attributable to increases in percentage rental payments, net of the effect of the sale of the Seattle property.

         During the nine months ended September 30, 1997, percentage rents were earned at the Atlanta, Dallas- Metro, Nashville, Phoenix and San Francisco facilities totaling $632,441. During the nine months ended September 30, 1996, percentage rents were earned at the Atlanta, Nashville, Phoenix, San Antonio, San Diego-Union and San Francisco facilities totaling $403,484. While the amount of percentage rent earned at the Atlanta facility in 1997 ($283,908) and 1996 ($81,013) is impressive, it is unlikely that this facility will realize percentage rent in the foreseeable future. The facility's close proximity to the Olympic Games' Centennial Park permitted it to earn substantial revenues during the Olympic events. In addition, approximately 150 parking spaces had been leased for two years to the Atlanta Committee for the Olympic Games (ACOG).

                                         REALTY PARKING PROPERTIES II L.P.

                             Management's Discussion and Analysis of Financial
                                        Condition and Results of Operations

Results of Operations (continued)

         Interest income increased during the three and nine months ended September 30, 1997, when compared to 1996, due to higher average cash balances. Expenses decreased during the three and nine months ended September 30, 1997, when compared to 1996, primarily due to lower management fee, professional fees and a reduction of amortization expense.

         The Partnership, in accordance with its original investment strategy, continues to examine opportunities for disposition of its facilities. While it was initially anticipated that the highest level returns would be obtained from property sales to buyers who desired the site for a near term development project, it is evident that certain properties could be sold to investment companies or R.E.I.T.S. that concentrate on parking properties generating current cash flow.

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


                                       REALTY PARKING PROPERTIES II L.P.




DATE:       11/11/97                          By:    /s/ John M. Prugh
                                                 John M. Prugh
                                                 President and Director
                                                 Realty Parking Company II, Inc.
                                                 General Partner



DATE:       11/11/97                          By:    /s/ Timothy M. Gisriel
                                                 Timothy M. Gisriel
                                                 Treasurer
                                                 Realty Parking Company II, Inc.
                                                 General Partner