Form 10-K
period 1997-12-31
REALTY PARKING PROPERTIES II LP
filed 1998-03-27
CIK 871014

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                  (Mark One)
                  { X }  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 1997

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

                           Yes     X                                   No

  As of December 31, 1997, there were 1,392,800 Units of Assignee and Limited Partnership Interests held by non-affiliates of the Registrant. Because there is not an established public trading market for the Units, the aggregate market value of the Units held by non-affiliates of the Registrant cannot be calculated.

                                             Documents Incorporated by Reference

The Annual Report for 1997 is incorporated by reference.

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

      The Fund acquired twelve Properties through 1994 and sold one property in 1997. The Fund's investment prior to depreciation charges, including acquisition related costs and improvements, is $27,441,189 at December 31, 1997 (see Item 2. Properties).

      The offering proceeds, net of issuance related fees and working capital reserves, were used to acquire the Properties. Additionally, the Fund obtained a line of credit to complete the Fund's acquisition program, to supplement working capital reserves and to make distributions to partners (see Note 7, "Note Payable," in Item 8, Financial Statements, herein).

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

                                              REALTY PARKING PROPERTIES II L.P.

Item 2.  Properties

      The Fund owns eleven properties in total, eight of which are wholly owned by the Fund. The undivided tenants-in-common ownership of three of the Properties is noted below. The Properties are not subject to a mortgage or other lien or encumbrance under the terms of the term loan agreement, however the collateral security provision of the loan agreement provides for the assignment of the Fund's rights as a lessor to its interest in the parking lot leases, contracts and income. As of December 31, 1997 the Fund owns the following
Properties:

                                       Approximate                     Gross ***             1997
           Location                    Size (Sq. Ft.)  Type         Investment Cost      Rental Income    Lease Date

Phoenix, Arizona                        275,310      surface lot    $  3,356,534          $ 304,664      5/94-    4/04
Southwest corner of Van
Buren and 44th Streets

San Diego, California                    50,000      surface lot       2,226,652            133,104      1/94-   12/03
Block bounded by 8th and 9th
Avenue and A & B Streets

San Diego, California (Union)            35,000      surface lot       3,658,110            197,317      8/94-    7/04
Block bounded by Union,
State, C & B Streets

San Francisco, California                12,720      surface lot       1,941,927            222,585      6/94-    5/04
"L" shaped lot bounded by
New Montgomery, Howard,
and Natoma Streets

Denver, Colorado                        106,250      surface lot       2,940,450            174,768      6/94-    5/04
Block bounded by 19th
Avenue, Broadway,
20th Avenue and
Lincoln Street*

Atlanta, Georgia                         78,582      surface lot       2,002,269            403,916      4/94-    3/04
Block bounded by Harris                              and garage
and Williams Streets,
Techwood Drive and
International  Boulevard**

Tulsa, Oklahoma                          39,646      surface lot         766,285             63,601     12/92-   11/02
Block bounded by South
Boston Avenue, East 3rd
Street and South Cincinnati
Avenue*

Nashville, Tennessee                     57,720      surface lot       1,797,731            315,563      9/93-    8/03
North side of Charlotte Avenue                       and garage
 between Fourth and Fifth
Avenues, North

Dallas, Texas                            45,714      surface lot       2,200,732            161,082      1/94-   12/03
Southeast corner of Main and                         and garage
St. Paul Streets

                                              REALTY PARKING PROPERTIES II L.P.

                                       Approximate                       Gross               1997
           Location                    Size (Sq. Ft.)  Type         Investment Cost      Rental Income    Lease Date

Dallas, Texas (Metro)                    19,450      surface lot       4,185,681            296,026       3/94-    2/04
Southeastern corner of Field and                     and garage
Elm Streets

San Antonio, Texas                       43,341      surface lot       2,364,818            164,797       7/92-    8/02
Northwest corner of Dwyer
Avenue and Nueva Street

Seattle, Washington                      66,179      surface lot             -              152,478      10/93-    9/03
Block bounded by Jackson Street,
3rd Avenue, King Street and
2nd Avenue****
                                                                     $27,441,189        $ 2,589,901
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

****The Seattle, Washington property was sold during 1997.

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

                                              REALTY PARKING PROPERTIES II L.P.

     Item 5. Market for Registrant's Common Equity and Related Stockholder Matters (continued)

        As of December 31, 1997, there were 1,955 holders of assignee units of limited partnership interests of the registrant, owning an aggregate of 1,392,800 units.

      The Fund made four quarterly cash distributions in 1997, 1996 and 1995 totaling $1,668,518, $1,626,668 and $1,582,704, respectively, from funds provided by operations. Additionally in 1997, the Fund distributed sale proceeds totaling $7,204,117.

Item 6.  Selected Financial Data

     Revenues and net earnings information furnished below is for the five years ended December 31, 1997:

                                     1997                1996             1995                1994              1993
Revenues:
        Gain - sale             $  2,708,847       $       -         $         -         $       -         $     -
        Rental income              2,589,901          2,464,856           2,252,425         1,648,982         555,555
        Interest income               35,447             14,495              15,020           122,854         552,983
        Net earnings               4,538,493          1,647,840           1,461,945         1,170,914         661,992
        Net earnings per Unit *         3.23               1.17                1.04              0.83            0.48

        Total assets              27,969,119         32,476,178          32,308,790        32,009,234      29,659,489

        Partners' capital         24,531,185         28,865,327          28,844,155        28,964,914      29,420,675

        Cash distributions
        paid per Unit: *
             operations                 1.19               1.16                1.13               .78       .30 - .52
                 return of capital      -                  -                   -                  .38       .42 - .73
             sale proceeds              5.12               -                   -                 -            -

               * Net earnings per Unit in 1997, 1996, 1995 and 1994 are based upon 1,392,800 units outstanding during the year. Net earnings per Unit in 1993 is based upon 1,358,495 weighted average units outstanding, respectively. Cash distributions paid per Unit during 1993 vary depending on the date of admittance of the investors to the Fund. Investors were admitted to the Fund at eighteen intervals from July 1991 through March 1993.

           The above selected financial data should be read in conjunction with the financial statements and accompanying notes incorporated by reference in this report.

Item 7.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations

Liquidity and Capital Resources

           The Fund completed its acquisition program in 1994 and does not anticipate acquiring any additional properties. The Fund acquired and made improvements to twelve properties. The Fund sold one property during 1997 resulting in $27,441,189 in gross investment in real estate at December 31, 1997. The Fund does not contemplate making any major improvements to its properties during 1998.

           At December 31, 1997, the Fund had a working capital position of cash and cash equivalents of $887,200, accounts receivable of $283,112 and accounts payable and accrued expenses and other short term liabilities of $376,934.

           Cash and cash equivalents increased $192,795 during 1997. This increase represents the net effect of $1,861,313 in cash provided by operating activities, sale proceeds of $7,204,117 and distributions to investors of $8,872,635.

                                              REALTY PARKING PROPERTIES II L.P.

Item 7.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

      On July 18, 1994 the Fund closed on its $5.6 million line of credit agreement with a bank. Borrowings under the credit agreement bear interest on the outstanding principal amount at the bank's prime rate plus 1% per annum. Effective July 18, 1997, the line of credit agreement was amended to a maximum $3.5 million capacity, the interest rate on outstanding borrowings was reduced to the bank's prime rate (8.5% at December 31, 1997) and the commitment was extended for an additional three years, until July 18, 2000. The principal balance at December 31, 1997 and 1996 was $3,061,000.

      On February 13, 1998, the Fund made a cash distribution to investors of $349,600. This distribution was derived from cash provided by operations during 1997.

Results of Operations

      Parking lot rental income increased $125,045 and $212,431 during 1997 and 1996, as compared to the previous year. This increase is attributable to scheduled increases in minimum lease rents, as well as higher percentage rent payments.

      The Fund leases its facilities to parking operators under terms that typically include a minimum rent calculated as a percentage of certain acquisition costs (see Note 5, "Leases" in Item 8. Financial Statements, herein). In addition, lessees are typically obligated to pay a percentage rent, calculated as a percentage of gross parking revenues. During 1997, percentage rents were earned at the Nashville, Tulsa, Atlanta, Dallas (Metropolitan), San Francisco and Phoenix facilities totaling $642,958. During 1996, percentage rents were earned at the Nashville, San Antonio, Tulsa, Atlanta, San Francisco, Phoenix and San Diego (Union) facilities totaling $409,065. During 1995, percentage rents were earned at the Nashville, San Diego (Steve), Atlanta, San Francisco and San Diego (Union) facilities totaling $300,823. Percentage rental payments have increased in 1997 and 1996 by 57% and 36%, respectively. During 1997 and 1996, the Fund received a substantial amount of percentage rents from the Atlanta facility. These percentage rents were largely attributable to additional revenues that were earned due to the impact of the 1996 Olympic Games, and are not likely to recur.

      On June 26, 1997, the Fund sold its 66,179 square foot parcel of land in Seattle, Washington for $8,000,000. The Fund's investment in the property was $4,495,268, net of accumulated depreciation of $3,191. The capital gain from the sale totaled $2,708,847, net of expenses of $795,885. The sale of the Seattle facility will reduce the Fund's annual rental revenues by $313,668, a 15% decline on 1997 base rentals (excluding the effect of any percentage rents). Additionally, the Fund's annual management fee expense will be reduced by approximately $33,700.

      In 1997, interest income increased $20,952 over 1996 due to higher cash balances. Interest income in 1996 remained consistent with 1995 levels as interest rates and cash balances were relatively constant.

      Expenses in 1997, net of amortization and depreciation, were $615,588, reflecting a $28,235 decrease over 1996. This decrease is primarily due to reduced management fees as a result of the Seattle property sale, lower professional fees and a reduction of interest expense due to the decrease in the interest rate on the note payable.

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

      Depreciation charges increased in each of the years in the three-year period ended December 31, 1997 as a result of additions to depreciable fixed assets in 1996 and 1995.

                                              REALTY PARKING PROPERTIES II L.P.

Item 7.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations (continued)

Results of Operations (continued)

      The information management gained during its site visits has permitted better analysis of disposition strategies. While it was originally anticipated that the highest returns would be obtained from property sales to buyers who desired sites for near term development potential, management now believes that certain properties could be sold at substantial gains based on their parking potential. The Fund is particularly alert for such opportunities and has placed the Dallas-Metropolitan garage under contract to a real estate investment company which specializes in parking properties. Nonrefundable earnest money of $250,000 was deposited into an escrow account. The sale should occur in May 1998, however, there is no assurance that the prospective buyer will close pursuant to the contract of sale.

      Management has initiated a program to prepare the Fund's computer systems and applications for the year 2000. The Fund expects to incur additional administrative costs as well as consulting and other expenses related to infrastructures and facilities' enhancements necessary to prepare the systems for the year 2000. A significant proportion of these costs are not likely to be incremental costs to the Fund, but rather will represent the redeployment of the existing information technology resources.

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

                                              REALTY PARKING PROPERTIES II L.P.

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

      The directors and principal officers of the General Partner are as follows:

     John M. Prugh, age 49, has been a Director and President of the General Partner since 1990 and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1984. Mr. Prugh graduated from Gettysburg College in 1970, and was designated a Certified Property Manager by the Institute of Real Estate Management in 1979. He has worked in property management for H. G. Smithy Co., in Washington, D.C., and Dreyfuss Bros., Inc. in Bethesda, Maryland. Since 1977, Mr. Prugh has been involved in managing, administering, developing and selling real estate investment projects sponsored by Alex. Brown Realty, Inc. and its subsidiaries.

     Peter E. Bancroft, age 45, has been a Director and Vice President of the General Partner since 1990 and a Senior Vice President of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1983. Mr. Bancroft graduated from Amherst College in 1974, attended the University of Edinburgh, and received a J.D. degree from the University of Virginia School of Law in 1979. Prior to joining Alex. Brown Realty, Inc. in 1983, Mr. Bancroft held legal positions with Venable, Baetjer and Howard and T. Rowe Price Associates, Inc.

     Terry F. Hall, age 51, has been a Vice President and Secretary of the General Partner since 1990 and a Vice President and Secretary of, and Legal Counsel for, Alex. Brown Realty, Inc. since 1989. Mr. Hall graduated from the University of Nebraska-Lincoln in 1968, and received a J.D. degree from the University of Pennsylvania Law School in 1973. Prior to joining Alex. Brown Realty, Inc. in 1986, Mr. Hall was a Partner at the law firm of Venable, Baetjer and Howard from 1981 to 1986 and an associate at the same firm from 1973 to 1981.

     Timothy M. Gisriel, age 41, has been the Treasurer of the General Partner and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1990. He was the Controller of Alex. Brown Realty, Inc. and Armata Financial Corp. from 1984 through 1990. Mr. Gisriel graduated from Loyola College in 1978 and received his Masters of Business Administration degree from the Robert G. Merrick School of Business, University of Baltimore, in 1993. Prior to joining Alex. Brown Realty, Inc. in 1984, Mr. Gisriel was an audit supervisor in the Baltimore office of Coopers & Lybrand. He is a Maryland Certified Public Accountant.

      There is no family relationship among the officers and directors of the General Partner.


Item 11.  Executive Compensation

      The officers and directors of the General Partner received no compensation from the Fund.

      The General Partner is entitled to receive a share of cash distributions and a share of profits and losses as described in the Agreement of Limited Partnership (see Note 9. "Partners' Capital" in Item 8. Financial Statements, herein).

      For a discussion of compensation and fees to which the General Partner is entitled, see Item 13, Certain Relationships and Related Transactions, herein.

                                              REALTY PARKING PROPERTIES II L.P.

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

      At December 31, 1997, Central held 42,104 Units (an approximate 3.0% investment in the Fund).

      There are no arrangements, known to the Fund, the operation of which may, at a subsequent date, result in a change of control of the registrant.


Item 13.   Certain Relationships and Related Transactions

      The General Partner and its affiliates have and are permitted to engage in transactions with the Fund. For a summary of fees paid during 1997, 1996 and 1995 to the General Partner and its affiliates, see Note 6, "Related Party Transactions", in Item 8, Financial Statements, herein.



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

     (13)   Annual Report for 1997

           (b)   Reports on Form 8-K:  None.

                                              REALTY PARKING PROPERTIES II L.P.
                                           INDEPENDENT AUDITORS' REPORT




The Partners
Realty Parking Properties II L.P.:


Under date of January 23, 1998 we reported on the balance sheets of Realty Parking Properties II L.P. as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for each of the years in the three-year period ended December 31, 1997 as contained in the 1997 Annual Report. These financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for 1997. In connection with our audits of the aforementioned financial statements, we have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Fund's management. Our responsibility is to express an opinion of the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                              KPMG PEAT MARWICK LLP


Baltimore, Maryland
January 23, 1998

REALTY PARKING PROPERTIES II L.P.
SCHEDULE III. REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1997

                                                                                                        page 1 of 2

             COLUMN A                 COLUMN C               COLUMN D                  COLUMN E
                                                          COST CAPITALIZED           GROSS AMOUNT
                                                            SUBSEQUENT                  CARRIED
                                  INITIAL COST TO THE      TO ACQUISITION          AT CLOSE OF PERIOD
                                      PARTNERSHIP           LAND      BUILDING     LAND &    BUILDING &
           DESCRIPTION                LAND     BUILDING    IMPROVE.   IMPROVE.     IMPROVE.   IMPROVEM.   TOTAL

PHOENIX, ARIZONA
approximately 275,310 square foot
surface parking lot                $3,251,486               105,048               3,356,534           0  3,356,534

SAN DIEGO, CALIFORNIA
approximately 50,000 square foot
surface parking lot                 2,197,540                29,112               2,226,652           0  2,226,652

SAN DIEGO, CALIFORNIA (Union)
approximately 35,000 square foot
surface parking lot                 3,596,425                61,684               3,658,110           0  3,658,110

SAN FRANCISCO, CALIFORNIA
approximately 12,720 square foot
surface parking lot                 1,941,856                    71               1,941,927           0  1,941,927

DENVER, COLORADO
approximately 106,250 square foot
surface parking lot                 2,914,555                25,895               2,940,450           0  2,940,450

ATLANTA, GEORGIA
approximately 78,582 square foot
surface parking lot & garage        1,206,054   703,019      52,415      40,781   1,258,469     743,800  2,002,269

TULSA, OKLAHOMA
approximately 39,646 square foot
surface parking lot                   765,857                   428                 766,285           0    766,285

NASHVILLE, TENNESSEE
approximately 57,720 square foot
surface parking lot and garage      1,101,312   134,525     133,902     427,992   1,235,214     562,517  1,797,731

DALLAS, TEXAS
approximately 45,714 square foot
surface parking lot and garage      1,351,734   768,578     (21,138)    101,558   1,330,596     870,136  2,200,732

DALLAS, TEXAS (Metro)
approximately 19,450 square foot
surface parking lot and garage        778,602 3,384,762                  22,317     778,602   3,407,079  4,185,681

SAN ANTONIO, TEXAS
approximately 43,341 square foot
surface parking lot                 2,358,144                 6,674               2,364,818           0  2,364,818




                                  $21,463,565 4,990,884     394,091     592,648  21,857,657   5,583,532 27,441,189


REALTY PARKING PROPERTIES II L.P.
SCHEDULE III. REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1997

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

             COLUMN A                COLUMN F  COLUMN H   COLUMN I
                                                          LIFE ON
                                                           WHICH
                                  ACCUMULATED           DEPRECIATION
                                  DEPRECIATION   DATE   IN LATEST I/S
           DESCRIPTION                ("A/D")  ACQUIRED IS COMPUTED

PHOENIX, ARIZONA

approximately 275,310 square foot
surface parking lot                    12,996   06/94    SEE NOTE 5

SAN DIEGO, CALIFORNIA
approximately 50,000 square foot
surface parking lot                       N/A   12/93       N/A

SAN DIEGO, CALIFORNIA (Union)
approximately 35,000 square foot
surface parking lot                    19,940   07/94    SEE NOTE 5

SAN FRANCISCO, CALIFORNIA
approximately 12,720 square foot
surface parking lot                       543   05/94    SEE NOTE 5

DENVER, COLORADO
approximately 106,250 square foot
surface parking lot                     6,175   12/91    SEE NOTE 5

ATLANTA, GEORGIA
approximately 78,582 square foot
surface parking lot & garage           71,148   03/94    SEE NOTE 5

TULSA, OKLAHOMA
approximately 39,646 square foot
surface parking lot                       N/A   11/92       N/A

NASHVILLE, TENNESSEE
approximately 57,720 square foot
surface parking lot and garage         92,346   02/92    SEE NOTE 5

DALLAS, TEXAS
approximately 45,714 square foot
surface parking lot and garage        110,487   02/93    SEE NOTE 5

DALLAS, TEXAS (Metro)
approximately 19,450 square foot
surface parking lot and garage        337,750   02/94    SEE NOTE 5

SAN ANTONIO, TEXAS
approximately 43,341 square foot
surface parking lot                       N/A   06/92       N/A


                                      651,385



(1)                               1997                      1996                    1995
                                  REAL ESTATE       A/D REAL ESTATE         A/D REAL ESTATE         A/D

BALANCE AT BEGINNING OF PERIOD    $31,939,650   481,828  31,927,313     310,580  31,584,624     156,600
ADDITIONS TO INVESTMENT IN R/E              0   172,748      12,337     171,248     342,689     153,980
REAL ESTATE SOLD                   (4,498,461)   (3,191)          0           0           0           0
BALANCE AT CLOSE OF PERIOD        $27,441,189   651,385 $31,939,650     481,828 $31,927,313     310,580


(2) AGGREGATE COST FOR FEDERAL INCOME TAX PURPOSES IS $27,441,189 AT DECEMBER 31, 1997 (3) SEE NOTE 3 OF NOTES TO THE FINANCIAL STATEMENTS FOR INFORMATION REGARDING THE FUND'S
       INVESTMENT IN REAL ESTATE.
(4) THERE ARE NO ENCUMBRANCES ON THE REAL ESTATE SET FORTH ABOVE.
(5) LAND IMPROVEMENTS ARE DEPRECIATED OVER 15 YEARS STRAIGHT LINE
     BUILDING & IMPROVEMENTS IN SERVICE PRIOR TO JANUARY 1, 1994 ARE DEPRECIATED OVER 31.5 YEARS STRAIGHT LINE BUILDING & IMPROVEMENTS IN SERVICE AFTER JANUARY 1, 1994 ARE DEPRECIATED OVER 39 YEARS STRAIGHT LINE

                                         REALTY PARKING PROPERTIES II L.P.



                                                    SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            REALTY PARKING PROPERTIES II L. P.



DATE:   3/25/98                             BY:  /s/   John M. Prugh
                                            John M. Prugh
                                            President and Director
                                            Realty Parking Company II, Inc.
                                            General Partner


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following in the capacities and on the dates indicated.




DATE:  3/25/98                              BY:  /s/   John M. Prugh
                                            John M. Prugh
                                            President and Director
                                            Realty Parking Company II, Inc.
                                            General Partner



DATE:  3/25/98                              BY:  /s/  Peter E. Bancroft
                                            Peter E. Bancroft
                                            Vice President and Director
                                            Realty Parking Company II, Inc.
                                            General Partner


DATE:  3/25/98                              BY:  /s/  Terry F. Hall
                                            Terry F. Hall
                                            Vice President and Secretary
                                            Realty Parking Company II, Inc.
                                            General Partner



DATE:  3/25/98                              BY:  /s/  Timothy M. Gisriel
                                            Timothy M. Gisriel
                                            Treasurer
                                            Realty Parking Company II, Inc.
                                            General Partner