Form 10-Q
period 1998-03-31
REALTY PARKING PROPERTIES II LP
filed 1998-05-15
CIK 871014

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

                For the quarterly period ended  March 31, 1998

        {   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                                        For the transition period from to


      For Quarter Ended March 31, 1998      Commission file number 000-20147

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

            REALTY PARKING PROPERTIES II L.P.
                      Balance Sheets

                                    Unaudited
                             March 31, December 31,
                                                              1998          1997


Assets
  Investment in real estate                               $26,746,721  $ 26,789,804
  Cash and cash equivalents                                   854,041       887,200
  Accounts receivable                                         284,781       283,112
  Financing costs, less accumulated amortization
    of $22,500 and $21,000, respectively                        7,503         9,003

                                                          $27,893,046  $ 27,969,119


Liabilities and Partners' Capital
    Accounts payable                                      $    19,951  $     24,932
    Due to affiliate                                           82,068        68,890
    Real estate taxes payable                                 283,112       283,112
    Note payable                                            3,061,000     3,061,000
                                                            3,446,131     3,437,934


  Partners' Capital
    General Partner                                           (64,965)      (64,122)
    Assignee and Limited Partnership
        Interests - $25 state value per
        unit, 1,392,800 units outstanding                  24,511,780    24,595,207
    Subordinated Limited Partner                                  100           100
                                                           24,446,915    24,531,185

                                                          $27,893,046  $ 27,969,119

                 See accompanying notes to financial statements

            REALTY PARKING PROPERTIES II L.P.
                 Statements of Operations
                       (Unaudited)


                                                           Three Months Ended
                                                           March 31,  March 31,
                                                             1998       1997

Revenues
   Parking lot rental                                     $ 456,998  $ 808,192
   Interest income                                            6,927      4,111
                                                            463,925    812,303

Expenses
   Administrative, due to affiliate                          24,976     23,971
   Professional fees                                         12,529      4,335
   Management fees, due to affiliate                         51,461     58,260
   Interest expense                                          65,046     71,572
   Depreciation of properties                                43,083     43,500
   Amortization of organization
     and start-up costs and financing costs                   1,500      2,865
                                                            198,595    204,503

Net earnings                                              $ 265,330  $ 607,800

Net earnings per unit of assignee and
  limited partnership interests-basic                     $    0.19  $    0.43


   See accompanying notes to financial statements
2

             Statements of Partners' Capital
    For the Three Months Ended March 31, 1998 and 1997
                       (Unaudited)

                                                             Assignee
                                                           and Limited  Subordinated
                                                           Partnership    Limited      General
                                                            Interests     Partner      Partner      Total



Balance at December 31, 1997                              $24,595,207  $        100  $ (64,122) $24,531,185

Net earnings                                                  262,677           -        2,653      265,330

Distribution to partners                                     (346,104)          -       (3,496)    (349,600)

Balance at March 31, 1998                                 $24,511,780  $        100  $ (64,965) $24,446,915



Balance at December 31, 1996                              $28,886,009  $        100  $ (20,782) $28,865,327

Net earnings                                                  601,722           -        6,078      607,800

Distribution to partners                                     (435,244)          -       (4,396)    (439,640)

Balance at March 31, 1997                                 $29,052,487  $        100  $ (19,100) $29,033,487


      See accompanying notes to financial statements
                            3

            REALTY PARKING PROPERTIES II L.P.
                 Statements of Cash Flows
                       (Unaudited)

                               Three Months Ended
                          March 31, 1998 March 31,1997


Cash flows from operating activities
   Net earnings                                           $  265,330    $  607,800
   Adjustments to reconcile net earnings to net cash
     provided by operating activities
       Depreciation                                           43,083        43,500
       Amortization                                            1,500         2,865
       Changes in assets and liabilities
         Increase in accounts receivable                      (1,669)     (284,085)
         Decrease in accounts payable                         (4,981)      (15,856)
         Increase (decrease) in due to affiliates             13,178       (31,789)
Net cash provided by operating activities                    316,441       322,435


Cash flows from financing activities -
   distribution to partners                                 (349,600)     (439,640)

Net decrease in cash and cash equivalents                    (33,159)     (117,205)
Cash and cash equivalents
   Beginning of period                                       887,200       694,405

   End of period                                          $  854,041    $  577,200

      See accompanying notes to financial statements

                                             REALTY PARKING PROPERTIES II L.P.

                                               Notes to Financial Statements
                                                      March 31, 1998
                                                        (Unaudited)


Note 1 - The Fund and Basis of Preparation

The accompanying financial statements of Realty Parking Properties II L.P. (the "Fund") do not include all of the information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The unaudited interim financial information should be read in conjunction with the financial statements contained in the 1997 Annual Report.


Note 2 - Cash and Cash Equivalents

The Fund considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of cash and a money market account and are stated at cost, which approximates market value at March 31, 1998 and December 31, 1997.


Note 3 - Investment in Real Estate

Investment in real estate is stated at the lower of fair value or cost, net of accumulated depreciation, and includes all related acquisition costs of the properties, and is summarized as follows:

                                                    March 31, 1998      December 31, 1997

         Land                                         $21,857,657         $21,857,657
         Building                                       5,583,532           5,583,532
                                                       27,441,189          27,441,189
         Less:  accumulated depreciation                 (694,468)           (651,385)
                  Total                               $26,746,721         $26,789,804

Depreciation of the garage structures is computed using the straight-line method over 31.5 years for property placed in service prior to January 1, 1994 and 39 years for property placed in service after January 1, 1994.


Note 4 - Related Party Transactions

The general partner earned an asset-based management fee of $51,461 and $58,260 for advising the Fund and managing its investments during the three months ended March 31, 1998 and 1997, respectively. This fee is equal to 0.75% of the Fund's capital contributions invested in properties and 0.5% of capital contributions temporarily held awaiting investment in properties. Additionally, the general partner will be reimbursed for certain costs incurred relating to administrative services and expenses of the Fund.


Note 5 - Note payable

On July 18, 1994 the Fund closed on its $5.6 million line of credit agreement with a bank. Borrowings under the credit agreement bear interest on the outstanding principal amount at the bank's prime rate plus 1% per annum. Effective July 18, 1997, the line of credit agreement was amended to a maximum $3.5 million capacity, the interest rate on outstanding borrowings was reduced to the bank's prime rate (8.5% at March 31, 1998) and the commitment was extended

                                             REALTY PARKING PROPERTIES II L.P.

                                               Notes to Financial Statements
                                                      March 31, 1998
                                                        (Unaudited)

Note 5 - Note payable (continued)

for an additional three years, until July 18, 2000. The principal balance at March 31, 1998 and December 31, 1997 was $3,061,000. The collateral security provision of the loan agreement provides for the assignmeng of the Fund's rights as a lessor to its interest in the parking lot leases, contracts and income. Interest paid on the outstanding principal balance totaled $65,046 and $71,572 for the three months ended March 31, 1998 and 1997, respectively.


Note 6 - Net Earnings Per Unit of Assignee and Limited Partnership Interest

Net earnings per unit of assignee and limited partnership interest as disclosed on the Statements of Operations is based upon 1,392,800 units outstanding.


Note 7 - Subsequent Event

During the fourth quarter of 1997, the Fund signed a contract for the sale of its Dallas-Metropolitan garage. After discovering certain title issues, the buyer elected to terminate the purchase contract. In keeping with the terms of the contract, the earnest money was returned to the buyer.

In April 1998, the Fund signed a contract for the sale of its San Francisco lot. The prospective buyer is a development group which intends to construct a hotel on the site. As a condition of closing, the buyer must receive various developmental approvals from local municipalities. In light of these approvals, there are no assurances that a sale will occur.

On May 14, 1998, the Fund made a cash distribution totaling $367,087 of which 99% will be allocated to assignee and limited partners. This distribution is derived from funds provided by operating activities. Holders of Units will receive a cash distribution of $.26 per original $25 unit.

                        REALTY PARKING PROPERTIES II L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Liquidity and Capital Resources

         At March 31, 1998, the Fund had a working capital position that includes cash and cash equivalents of $854,041 and accounts payable of $102,019. Cash and cash equivalents decreased $33,159 during the first quarter of 1998. This decrease represents the net effect of $316,441 in cash provided by operating activities and distributions to investors of $349,600.

         On July 18, 1994 the Fund closed on its $5.6 million line of credit agreement with a bank. Borrowings under the credit agreement bear interest on the outstanding principal amount at the bank's prime rate plus 1% per annum. Effective July 18, 1997, the line of credit agreement was amended to a maximum $3.5 million capacity, the interest rate on outstanding borrowings was reduced to the bank's prime rate (8.5% at March 31, 1998) and the commitment was extended for an additional three years, until July 18, 2000. The principal balance at March 31, 1998 and December 31, 1997 was $3,061,000.

         The Fund has substantially completed all major capital improvements contemplated for its facilities. The Fund's operations and its available line of credit provide sufficient capital to satisfy the Fund's liquidity requirements.

         On May 14, 1998, the Fund made a distribution to investors of $367,087 of which 99% will be allocated to holders of assignee and limited partnership units in accordance with the Partnership Agreement. This distribution is derived from funds provided by operating activities.


Results of Operations

         The Fund leases its facilities to parking operators under terms that typically include a minimum rent calculated as a percentage of certain acquisition costs. In addition, lessees are typically obligated to pay percentage rent, calculated as a percentage of gross parking revenues.

         Parking lot rental income totaled $456,998 and $808,192 during the three months ended March 31, 1998 and 1997, respectively. The decrease in income is primarily the result of two activities. The sale of the Seattle property decreased base rental income by $78,416, and the percentage rent earned at the Dallas-Metro and Atlanta facilities in 1997, as discussed below, was not duplicated in 1998.

         During the three months ended March 31, 1998 percentage rents earned at the Atlanta facility totaled $1,669. During the three months ended March 31, 1997 percentage rents earned at the Atlanta and Dallas-Metro facilities totaled $287,738. The percentage rents earned at the Atlanta facility in 1997 are largely attributable to an increase in parking lot revenues brought about by the 1996 Olympic Games. The facility's close proximity to the Olympic Games' Centennial Park permitted it to earn substantial revenues during the Olympic events. In addition, approximately 150 parking spaces had been leased for two years to the Atlanta Committee for the Olympic Games (ACOG). The percentage rent earned at the Atlanta facility in 1997 was a one time event, and will likely not occur in the future.

         Interest income increased during the three months ended March 31, 1998, when compared to 1997, due to higher average cash balances.

         Expenses, net of depreciation and amortization, decreased $4,126 during the three months ended March 31, 1998, when compared to 1997. The change is primarily due to the sale of the Seattle property which has reduced management fees, the reduction of the interest due on the note payable, net of the increase in professional fees incurred regarding property sales opportunities that were subsequently terminated.

                        REALTY PARKING PROPERTIES II L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Results of Operations (continued)

         During the fourth quarter of 1997, the Fund signed a contract for the sale of its Dallas-Metropolitan garage. After discovering certain title issues, the buyer elected to terminate the purchase contract. In keeping with the terms of the contract, the earnest money was returned to the buyer.

         In April 1998, the Fund signed a contract for the sale of its San Francisco lot. The prospective buyer is a development group which intends to construct a hotel on the site. As a condition of closing, the buyer must receive various developmental approvals from local municipalities. In light of these approvals, there are no assurances that a sale will occur.

         The Fund, in accordance with its original investment strategy, continues to examine opportunities for disposition of its facilities. While it was originally anticipated that the highest returns would be obtained from property sales to buyers who desired sites for near-term development potential, management now believes that certain properties could be sold at substantial gains based on their parking economics.

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


                                       REALTY PARKING PROPERTIES II L.P.




DATE:       5/15/98                          By:    /s/ John M. Prugh
                                                 John M. Prugh
                                                 President and Director
                                                 Realty Parking Company II, Inc.
                                                 General Partner



DATE:       5/15/98                          By:    /s/ Timothy M. Gisriel
                                                 Timothy M. Gisriel
                                                 Treasurer
                                                 Realty Parking Company II, Inc.
                                                 General Partner