Form 10-Q
period 1998-06-30
REALTY PARKING PROPERTIES II LP
filed 1998-08-13
CIK 871014

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

                For the quarterly period ended  June 30, 1998

        {   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                                        For the transition period from to


      For Quarter Ended   June 30, 1998      Commission file number 000-20147

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

            REALTY PARKING PROPERTIES II L.P.
                      Balance Sheets

                                    June 30,
                                1998 December 31,
                                                            Unaudited       1997


Assets
  Investment in real estate                               $26,703,638  $ 26,789,804
  Cash and cash equivalents                                   800,733       887,200
  Accounts receivable                                         314,760       283,112
  Financing costs, less accumulated amortization
    of $24,000 and $21,000, respectively                        6,003         9,003

                                                          $27,825,134  $ 27,969,119


Liabilities and Partners' Capital
    Accounts payable                                      $    19,481  $     24,932
    Due to affiliate                                           75,092        68,890
    Real estate taxes payable                                 283,112       283,112
    Note payable                                            2,861,000     3,061,000
                                                            3,238,685     3,437,934


  Partners' Capital
    General Partner                                           (63,569)      (64,122)
    Assignee and Limited Partnership
        Interests - $25 stated value per
        unit, 1,392,800 units outstanding                  24,649,918    24,595,207
    Subordinated Limited Partner                                  100           100
                                                           24,586,449    24,531,185

                                                          $27,825,134  $ 27,969,119


                 See accompanying notes to financial statements

            REALTY PARKING PROPERTIES II L.P.
                 Statements of Operations
                       (Unaudited)

                                                           Three Months Ended     Six Months Ended
                                                           June 30,   June 30,     June 30,    June 30,
                                                             1998       1997         1998        1997

Revenues
   Gain from sale of property                             $    -    $2,708,848   $      -    $2,708,848
   Parking lot rental                                      690,782     685,559    1,147,780   1,493,752
   Interest income                                           6,402       9,313       13,329      13,425
                                                           697,184   3,403,720    1,161,109   4,216,025

Expenses
   Administrative, due to affiliate                         23,183      20,083       48,159      44,054
   Professional fees                                         8,362       7,166       20,891      11,500
   Management fees, due to affiliate                        51,507      59,065      102,968     117,325
   Interest expense                                         62,921      73,634      127,967     145,206
   Depreciation                                             43,083      43,083       86,166      86,583
   Amortization                                              1,500       1,500        3,000       4,365
                                                           190,556     204,531      389,151     409,033

Net earnings                                              $506,628  $3,199,189   $  771,958  $3,806,992

Net earnings per unit of assignee
  and limited partnership interest-basic                  $   0.36  $     2.27   $     0.55  $     2.71


   See accompanying notes to financial statements

             Statements of Partners' Capital
     For the Six Months Ended June 30, 1998 and 1997
                       (Unaudited)

                                    Assignee
                                                           and Limited  Subordinated
                                                           Partnership    Limited      General
                                                            Interests     Partner      Partner      Total


Balance at December 31, 1997                              $24,595,207  $        100  $ (64,122) $24,531,185

Net earnings                                                  764,238           -        7,720      771,958

Distributions to partners                                    (709,527)          -       (7,167)    (716,694)

Balance at June 30, 1998                                  $24,649,918  $        100  $ (63,569) $24,586,449



Balance at December 31, 1996                              $28,886,009  $        100  $ (20,782) $28,865,327

Net earnings                                                3,768,922           -       38,070    3,806,992

Distributions to partners                                    (870,488)          -       (8,792)    (879,280)

Balance at June 30, 1997                                  $31,784,443  $        100  $   8,496  $31,793,039


      See accompanying notes to financial statements

            REALTY PARKING PROPERTIES II L.P.
                 Statements of Cash Flows
                       (Unaudited)

                                Six Months Ended
                           June 30, 1998 June 30, 199

Cash flows from operating activities
   Net earnings                                           $  771,958    $  3,806,992
   Adjustments to reconcile net earnings to net cash
     provided by operating activities
       Depreciation                                           86,166          86,583
       Amortization                                            3,000           4,365
       Gain from sale of property                                -        (2,708,848)
       Changes in assets and liabilities
         Increase in accounts receivable                     (31,648)        (87,847)
         Decrease in accounts payable                         (5,451)        (80,421)
         Increase (decrease) in due to affiliates              6,202         (37,820)
Net cash provided by operating activities                    830,227         983,004

Cash flows from investing activities -
   sale of property, net                                         -         7,324,118

Cash flows from financing activities
   Distributions to partners                                (716,694)       (879,280)
   Repayment of note payable                                (200,000)            -
Net cash used in financing activities                       (916,694)       (879,280)

Net increase (decrease) in cash and cash equivalents         (86,467)      7,427,842
Cash and cash equivalents
   Beginning of period                                       887,200         694,405

   End of period                                          $  800,733    $  8,122,247


      See accompanying notes to financial statements

                                             REALTY PARKING PROPERTIES II L.P.

                                               Notes to Financial Statements
                                                       June 30, 1998
                                                        (Unaudited)


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


Note 2 - Cash and Cash Equivalents

The Fund considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of cash and a money market account and are stated at cost, which approximates market value at June 30, 1998 and December 31, 1997.


Note 3 - Investment in Real Estate

Investment in real estate is stated at the lower of fair value or cost, net of accumulated depreciation, and includes all related acquisition costs of the properties, and is summarized as follows:

                                                     June 30, 1998      December 31, 1997

         Land                                         $21,857,657         $21,857,657
         Building                                       5,583,532           5,583,532
                                                       27,441,189          27,441,189
         Less:  accumulated depreciation                 (737,551)           (651,385)
                  Total                               $26,703,638         $26,789,804

Depreciation of the garage structures is computed using the straight-line method over 31.5 years for property placed in service prior to January 1, 1994 and 39 years for property placed in service after January 1, 1994.


Note 4 - Related Party Transactions

The general partner earned an asset-based management fee of $51,507 and $59,065 for advising the Fund and managing its investments during the three months ended June 30, 1998 and 1997, respectively, and $102,968 and $117,325 during the six months ended June 30, 1998 and 1997, respectively. This fee is equal to 0.75% of the Fund's capital contributions invested in properties and 0.5% of capital contributions temporarily held awaiting investment in properties. Additionally, the general partner will be reimbursed for certain costs incurred relating to administrative services and expenses of the Fund.


Note 5 - Note payable

On July 18, 1994 the Fund closed on its $5.6 million line of credit agreement with a bank. Borrowings under the credit agreement bear interest on the outstanding principal amount at the bank's prime rate plus 1% per annum. Effective July 18, 1997, the line of credit agreement was amended to a maximum $3.5 million capacity, the interest rate on outstanding borrowings was reduced to the bank's prime rate (8.5% at June 30, 1998) and the commitment was extended

                                             REALTY PARKING PROPERTIES II L.P.

                                               Notes to Financial Statements
                                                       June 30, 1998
                                                        (Unaudited)

Note 5 - Note payable (continued)

for an additional three years, until July 18, 2000. The principal balance at June 30, 1998 and December 31, 1997 was $2,861,000 and $3,061,000, respectively.
The collateral security provision of the loan agreement provides for the assignment of the Fund's rights as a lessor to its interest in the parking lot leases, contracts and income. Interest paid on the outstanding principal balance totaled $62,921 and $73,634 for the three months ended June 30, 1998 and 1997, respectively, and $127,967 and $145,206 for the six months ended June 30, 1998 and 1997, respectively.


Note 6 - Net Earnings Per Unit of Assignee and Limited Partnership Interest

Net earnings per unit of assignee and limited partnership interest as disclosed on the Statements of Operations is based upon 1,392,800 units outstanding.


Note 7 - Subsequent Event

On August 13, 1998, the Fund made a cash distribution totaling $367,094 of which 99% was allocated to assignee and limited partners. This distribution was derived from funds provided by operating activities. Assignee and limited partners received a cash distribution of $.26 per original $25 unit.

                        REALTY PARKING PROPERTIES II L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Liquidity and Capital Resources

         At June 30, 1998, the Fund had a working capital position that included cash and cash equivalents of $800,733 and accounts payable of $94,573. Cash and cash equivalents decreased $53,308 during the second quarter of 1998. This decrease represents the net effect of $513,786 in cash provided by operating activities, distributions to investors of $367,094 and a $200,000 repayment of the note payable.

         On July 18, 1994, the Fund closed on its $5.6 million line of credit agreement with a bank. Borrowings under the credit agreement bear interest on the outstanding principal amount at the bank's prime rate plus 1% per annum. Effective July 18, 1997, the line of credit agreement was amended to a maximum $3.5 million capacity, the interest rate on outstanding borrowings was reduced to the bank's prime rate (8.5% at June 30, 1998) and the commitment was extended for an additional three years, until July 18, 2000. The principal balance at June 30, 1998 and December 31, 1997 was $2,861,000 and $3,061,000, respectively.

         The Fund has substantially completed all major capital improvements contemplated for its facilities. The Fund's operations and its available line of credit provide sufficient capital to satisfy the Fund's liquidity requirements.

         On August 13, 1998, the Fund made a distribution to investors of $367,094 of which 99% was allocated to holders of assignee and limited partnership units in accordance with the Partnership Agreement. This distribution was derived from funds provided by operating activities.


Results of Operations

         The Fund leases its facilities to parking operators under terms that typically include a minimum rent calculated as a percentage of certain acquisition costs. In addition, lessees are typically obligated to pay percentage rent, calculated as a percentage of gross parking revenues.

     The gain from the sale of the Seattle property totaled $2,708,848 at June 30, 1997. There have been no property sales in 1998.

         Parking lot rental income totaled $690,782 and $685,559 during the three months ended June 30, 1998 and 1997, respectively, and $1,147,780 and $1,493,752 during the six months ended June 30, 1998 and 1997, respectively. The decrease in income for the six months ended June 30, 1998, is primarily the result of two activities. The sale of the Seattle property decreased base rental income by $152,476, and the unusually high percentage rent earned at the Atlanta facility in 1997, as discussed below, was not duplicated in 1998.

         During the six months ended June 30, 1998 percentage rents earned at the Atlanta, Denver, Phoenix and San Francisco facilities totaled $235,947. During the six months ended June 30, 1997 percentage rents earned at the Atlanta, Dallas-Metro, Phoenix and San Francisco facilities totaled $454,410. The percentage rent earned at the Atlanta facility in 1997 ($283,908) is largely attributable to an increase in parking lot revenues brought about by the 1996 Olympic Games. The facility's close proximity to the Olympic Games' Centennial Park permitted it to earn substantial revenues before and during the Olympic events. The percentage rent earned at the Atlanta facility in 1998, of $1,669, is more indicative of the recurring percentage rent amount that may be earned at this facility.

         Expenses, net of depreciation and amortization, decreased $13,975 and $18,100 during the three and six months ended June 30, 1998, when compared to 1997. The change is primarily due to the sale of the Seattle property which has reduced management fees, and the reduction of the interest due on the note payable.

                        REALTY PARKING PROPERTIES II L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Results of Operations (continued)


         In April, the Fund signed a contract for the sale of its San Francisco Property. The prospective buyer is interested in the site for future development. The sale of the property is contingent upon the buyer receiving certain development approvals. There is no assurance that the buyer will receive all of the development approvals. However, if the sale occurs, it is likely to take place during the first quarter of 1999.

         The Fund in accordance with its original investment strategy, continues to examine opportunities for disposition of its facilities. While it was originally anticipated that the highest returns would be obtained from property sales to buyers who desired sites for near-term development, management now believes that certain properties could be sold at substantial gains based on their parking economics.

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


                                       REALTY PARKING PROPERTIES II L.P.




DATE:       8/10/98                          By:    /s/ John M. Prugh
                                                 John M. Prugh
                                                 President and Director
                         Realty Parking Company II, Inc.
                                                 General Partner



DATE:       8/10/98                          By:    /s/ Timothy M. Gisriel
                                                 Timothy M. Gisriel
                                                 Treasurer
                         Realty Parking Company II, Inc.
                                                 General Partner