Form 10-Q
period 1998-09-30
REALTY PARKING PROPERTIES II LP
filed 1998-11-13
CIK 871014

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

                For the quarterly period ended September 30, 1998

        {   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                                        For the transition period from to


   For Quarter Ended   September 30, 1998      Commission file number 000-20147

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

            REALTY PARKING PROPERTIES II L.P.
                      Balance Sheets

                                    Sept. 30,
                                1998 December 31,
                                                           (Unaudited)      1997


Assets
  Investment in real estate                               $26,660,555  $ 26,789,804
  Cash and cash equivalents                                   995,945       887,200
  Accounts receivable                                         281,365       283,112
  Financing costs, less accumulated amortization
    of $25,500 and $21,000, respectively                        4,503         9,003

                                                          $27,942,368  $ 27,969,119


Liabilities and Partners' Capital
    Accounts payable                                      $    24,201  $     24,932
    Due to affiliate                                           87,940        68,890
    Real estate taxes payable                                 283,112       283,112
    Note payable                                            2,861,000     3,061,000
                                                            3,256,253     3,437,934


  Partners' Capital
    General Partner                                           (62,573)      (64,122)
    Assignee and Limited Partnership
        Interests - $25 stated value per
        unit, 1,392,800 units outstanding                  24,748,588    24,595,207
    Subordinated Limited Partner                                  100           100
                                                           24,686,115    24,531,185

                                                          $27,942,368  $ 27,969,119

                               See accompanying notes to financial statements

            REALTY PARKING PROPERTIES II L.P.
                 Statements of Operations
                       (Unaudited)

                                                           Three Months Ended     Nine Months Ended
                                                           Sept. 30,  Sept. 30,   Sept. 30,   Sept. 30,
                                                             1998       1997         1998        1997

Revenues
   Gain from sale of property                             $     -    $     -     $      -    $2,708,847
   Parking lot rental                                       682,702    630,323    1,830,482   2,124,075
   Interest income                                            6,586     14,456       19,915      27,882
                                                            689,288    644,779    1,850,397   4,860,804

Expenses
   Administrative, due to affiliate                          22,151     21,491       70,310      65,545
   Professional fees                                         23,887      9,580       44,778      21,081
   Management fees, due to affiliate                         68,518     52,846      171,486     170,171
   Interest expense                                          63,404     67,937      191,371     213,143
   Depreciation                                              43,083     43,083      129,249     129,666
   Amortization                                               1,500      1,500        4,500       5,866
                                                            222,543    196,437      611,694     605,472

Net earnings                                              $ 466,745  $ 448,342   $1,238,703  $4,255,332

Net earnings per unit of assignee
  and limited partnership interest-basic                  $    0.33  $    0.32   $     0.88  $     3.02



   See accompanying notes to financial statements
2

             Statements of Partners' Capital
  For the Nine Months Ended September 30, 1998 and 1997
                       (Unaudited)

                                    Assignee
                                                           and Limited   Subordinated
                                                           Partnership     Limited      General
                                                            Interests      Partner      Partner      Total



Balance at December 31, 1997                              $ 24,595,207  $        100  $ (64,122) $ 24,531,185

Net earnings                                                 1,226,316           -       12,387     1,238,703

Distributions to partners                                   (1,072,935)          -      (10,838)   (1,083,773)

Balance at September 30, 1998                             $ 24,748,588  $        100  $ (62,573) $ 24,686,115



Balance at December 31, 1996                              $ 28,886,009  $        100  $ (20,782) $ 28,865,327

Net earnings                                                 4,212,779           -       42,553     4,255,332

Distributions to partners-operations                        (1,305,732)          -      (13,188)   (1,318,920)

Distribution to partners-sale proceeds                      (7,132,075)          -      (72,041)   (7,204,116)

Balance at September 30, 1997                             $ 24,660,981  $        100  $ (63,458) $ 24,597,623

 See accompanying notes to financial statements
                            3

            REALTY PARKING PROPERTIES II L.P.
                 Statements of Cash Flows
                       (Unaudited)

                                Nine Months Ended
                           Sept. 30, 1998 Sept. 30, 19


Cash flows from operating activities
   Net earnings                                           $  1,238,703    $  4,255,332
   Adjustments to reconcile net earnings to net cash
     provided by operating activities
       Depreciation                                            129,249         129,666
       Amortization                                              4,500           5,866
       Gain from sale of property                                  -        (2,708,848)
       Changes in assets and liabilities
         Decrease in accounts receivable                         1,747           2,828
         Decrease in accounts payable                             (731)        (99,673)
         Increase in due to affiliates                          19,050          31,290
Net cash provided by operating activities                    1,392,518       1,616,461

Cash flows from investing activities -
   sale of property, net                                           -         7,204,117

Cash flows from financing activities
   Distributions to partners                                (1,083,773)     (8,523,036)
   Repayment of note payable                                  (200,000)            -
Net cash used in financing activities                       (1,283,773)     (8,523,036)

Net increase in cash and cash equivalents                      108,745         297,542
Cash and cash equivalents
   Beginning of period                                         887,200         694,405

   End of period                                          $    995,945    $    991,947


      See accompanying notes to financial statements
                            4

                                             REALTY PARKING PROPERTIES II L.P.

                                               Notes to Financial Statements
                                                    September 30, 1998
                                                        (Unaudited)


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


Note 2 - Cash and Cash Equivalents

The Fund considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of cash and a money market account and are stated at cost, which approximates market value at September 30, 1998 and December 31, 1997.


Note 3 - Investment in Real Estate

Investment in real estate is stated at the lower of fair value or cost, net of accumulated depreciation, and includes all related acquisition costs of the properties, and is summarized as follows:

                                                September 30, 1998      December 31, 1997

         Land                                         $21,857,657         $21,857,657
         Building                                       5,583,532           5,583,532
                                                       27,441,189          27,441,189
         Less:  accumulated depreciation                 (780,634)           (651,385)
                  Total                               $26,660,555         $26,789,804

Depreciation of the garage structures is computed using the straight-line method over 31.5 years for property placed in service prior to January 1, 1994 and 39 years for property placed in service after January 1, 1994.


Note 4 - Related Party Transactions

The general partner earned an asset-based management fee of $68,518 and $52,846 for advising the Fund and managing its investments during the three months ended September 30, 1998 and 1997, respectively, and $171,486 and $170,171 during the nine months ended September 30, 1998 and 1997, respectively. This fee is equal to 0.75% of the Fund's capital contributions invested in properties and 0.5% of capital contributions temporarily held awaiting investment in properties. Additionally, the general partner will be reimbursed for certain costs incurred relating to administrative services and expenses of the Fund.


Note 5 - Note payable

On July 18, 1994 the Fund closed on its $5.6 million line of credit agreement with a bank. Borrowings under the credit agreement bear interest on the outstanding principal amount at the bank's prime rate plus 1% per annum. Effective July 18, 1997, the line of credit agreement was amended to a maximum $3.5 million capacity, the interest rate on outstanding borrowings was reduced to the bank's prime rate (8.5% at September 30, 1998) and the commitment was extended

                                             REALTY PARKING PROPERTIES II L.P.

                                               Notes to Financial Statements
                                                    September 30, 1998
                                                        (Unaudited)

Note 5 - Note payable (continued)

for an additional three years, until July 18, 2000. The principal balance at September 30, 1998 and December 31, 1997 was $2,861,000 and $3,061,000,
respectively. The collateral security provision of the loan agreement provides for the assignment of the Fund's rights as a lessor to its interest in the parking lot leases, contracts and income. Interest paid on the outstanding principal balance totaled $63,404 and $67,937 for the three months ended September 30, 1998 and 1997, respectively, and $191,371 and $213,143 for the nine months ended September 30, 1998 and 1997, respectively.


Note 6 - Net Earnings Per Unit of Assignee and Limited Partnership Interest

Net earnings per unit of assignee and limited partnership interest as disclosed on the Statements of Operations is based upon 1,392,800 units outstanding.


Note 7 - Subsequent Event

On November 12, 1998, the Fund made a cash distribution totaling $367,087 of which 99% was allocated to assignee and limited partners. This distribution was derived from funds provided by operating activities. Assignee and limited partners received a cash distribution of $.26 per original $25 unit.

                        REALTY PARKING PROPERTIES II L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Liquidity and Capital Resources

         At September 30, 1998, the Fund had a working capital position that included cash and cash equivalents of $995,945 and accounts payable of $112,141. Cash and cash equivalents increased $195,212 during the third quarter of 1998. This increase represents the net effect of $562,291 in cash provided by operating activities and a distribution to investors of $367,079.

         On July 18, 1994, the Fund closed on its $5.6 million line of credit agreement with a bank. Borrowings under the credit agreement bear interest on the outstanding principal amount at the bank's prime rate plus 1% per annum. Effective July 18, 1997, the line of credit agreement was amended to a maximum $3.5 million capacity, the interest rate on outstanding borrowings was reduced to the bank's prime rate (8.5% at September 30, 1998) and the commitment was extended for an additional three years, until July 18, 2000. The principal balance at September 30, 1998 and December 31, 1997 was $2,861,000 and $3,061,000, respectively.

         The Fund has substantially completed all major capital improvements contemplated for its facilities. The Fund's operations and its available line of credit provide sufficient capital to satisfy the Fund's liquidity requirements.

         On November 12, 1998, the Fund made a distribution to investors of $367,087 of which 99% was allocated to holders of assignee and limited partnership units in accordance with the Partnership Agreement. This distribution was derived from funds provided by operating activities.


Results of Operations

         The Fund leases its facilities to parking operators under terms that typically include a minimum rent calculated as a percentage of certain acquisition costs. In addition, lessees are typically obligated to pay percentage rent, calculated as a percentage of gross parking revenues.

         The gain from the sale of the Seattle property, in June 1997, totaled $2,708,847 at September 30, 1997. There have been no property sales in 1998.

         Parking lot rental income totaled $682,702 and $630,323 during the three months ended September 30, 1998 and 1997, respectively, and $1,830,482 and $2,124,075 during the nine months ended September 30, 1998 and 1997, respectively. The decrease in income for the nine months ended September 30, 1998, is primarily the result of two activities. The sale of the Seattle property decreased base rental income by $152,476, and the unusually high percentage rent earned at the Atlanta facility in 1997, as discussed below, was not duplicated in 1998.

         During the nine months ended September 30, 1998 percentage rents earned at the Atlanta, Denver, Nashville, Phoenix and San Francisco facilities totaled $462,733. During the nine months ended September 30, 1997 percentage rents earned at the Atlanta, Nashville, Dallas-Metro, Phoenix and San Francisco facilities totaled $632,441. The percentage rent earned at the Atlanta facility in 1997 ($283,908) is largely attributable to an increase in parking lot revenues brought about by the 1996 Olympic Games. The facility's close proximity to the Olympic Games' Centennial Park permitted it to earn substantial revenues before and during the Olympic events. The percentage rent earned at the Atlanta facility in 1998, of $1,669, is more indicative of the recurring percentage rent amount that may be earned at this facility.

         Expenses, net of depreciation and amortization, increased $26,106 and $8,005 during the three and nine months ended September 30, 1998, when compared to 1997, primarily due to the professional fees related to consulting services performed at various facilities.

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

         The Fund in accordance with its original investment strategy, continues to examine opportunities for disposition of its facilities. While it was originally anticipated that the highest returns would be obtained from property sales to buyers who desired sites for near-term development, management also believes that certain properties could be sold at substantial gains based on their parking economics.


Year 2000

         The General Partner is aware of the issues associated with the programming code in many existing computer systems (the "Year 2000" issue) as the millennium approaches. The General Partner has conducted a review of its computer systems to identify hardware and software affected by the Year 2000 issue. This issue affects computer systems having date sensitive programs that may not properly recognize the Year 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail resulting in business interruption.

         With respect to its existing computer systems, the General Partner is upgrading, generally in order to meet the demands of its expanding business. In the process, the General Partner is taking steps to identify, correct and/or reprogram and test its existing systems for Year 2000 compliance. It is anticipated that all new system upgrades or reprogramming efforts will be completed by mid-1999, allowing adequate time for testing. The General Partner presently believes that with modification to existing software the Year 2000 issue can be mitigated. However, given the complexity of the Year 2000 issues, there can be no assurances that the General Partner will be able to address the problem without costs and uncertainties that might affect future financial results of the Fund or cause reported financial information of the Fund not to be necessarily indicative of future operating results or future financial condition.

         The General Partner has incurred, and expects to incur additional, internal costs as well as other expenses to address the necessary software upgrades, training, data conversion, testing and implementation related to the Year 2000 issue. Such costs are being expenses as incurred. The General Partner does not expect the amounts required to be expensed to have a material effect on the Fund's financial position or results of operations. The Year 2000 issue is expected to affect the systems of various entities with which the Fund and the General Partner interact including the Advisor of the Fund's parking properties as well as payors, suppliers and vendors. There can be no assurance that data produced by systems of other entities on which the General Partner's systems rely will be converted on a timely basis or that a failure by another entity's systems to be Year 2000 compliant will not have a material adverse effect on the Fund.

         The Fund is in the process of developing a contingency plan and will continue to monitor the progress of the Advisor of the Fund's parking properties as well as payors, suppliers and vendors.

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


                                       REALTY PARKING PROPERTIES II L.P.




DATE:      11/13/98                          By:    /s/ John M. Prugh
                                                 John M. Prugh
                                                 President and Director
                                                 Realty Parking Company II, Inc.
                                                 General Partner



DATE:      11/13/98                          By:    /s/ Timothy M. Gisriel
                                                 Timothy M. Gisriel
                                                 Treasurer
                                                 Realty Parking Company II, Inc.
                                                 General Partner