Form 10-K
period 1998-12-31
REALTY PARKING PROPERTIES II LP
filed 1999-03-30
CIK 871014

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                  (Mark One)
                  { X }  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 1998

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

                           Yes     X                                   No

  As of December 31, 1998, there were 1,392,800 Units of Assignee and Limited Partnership Interests held by non-affiliates of the Registrant. Because there is not an established public trading market for the Units, the aggregate market value of the Units held by non-affiliates of the Registrant cannot be calculated.

                                             Documents Incorporated by Reference

The Annual Report for 1998 is incorporated by reference.

                                             REALTY PARKING PROPERTIES II L.P.


                                                            Index


Part I                                                                                                     Page


     Item 1.    Business                                                                   3
     Item 2.    Properties                                                               4-5
     Item 3.    Legal Proceedings                                                          5
     Item 4.    Submission of Matters to a Vote of Security Holders                        5


Part II.


     Item 5.    Market for Registrant's Common Equity
                   and Related Stockholder Matters                                       5-6
     Item 6.    Selected Financial Data                                                    6
     Item 7.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operation                                    6-8
     Item 8.    Financial Statements and Supplementary Data                                9
     Item 9.    Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                                     9

Part III.

     Item 10.   Directors and Executive Officers of the Registrant                        10
     Item 11.   Executive Compensation                                                    10
     Item 12.   Security Ownership of Certain Beneficial Owners
                   and Management                                                         11
     Item 13.   Certain Relationships and Related Transactions                            11


Part IV.


     Item 14.   Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K                                                   11-14

     Signatures                                                                           15

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

      The Fund has entered into consulting and advisory agreements with Central Parking System, Inc. ("Central") and Allright Corporation ("Allright"), respectively. Pursuant to the agreements, Central and Allright agreed to seek and identify suitable Properties for purchase by the Fund and to lease such Properties from the Fund following acquisition. Pursuant to the parking consulting and advisory agreements, Central or Allright earn a fee upon disposition of a property equal to 1.5% of the contract price for the sale of a property. Such fee is earned for services rendered to advise the general partner on the timing and pricing of property sales.

      The Properties are leased to Central or Allright (the "lessee") for a 10-year period (expiring between August 2002 and July 2004) with options to extend these leases for two additional terms of five years. Under the terms of the typical lease agreement, the lessees are obligated to pay the Fund the greater of the minimum rent plus reimbursement of real estate taxes or 65% of the gross parking revenues ("percentage rent"). The minimum rents are currently equal to 7% of a property's adjusted acquisition cost, which generally equals the sum of the property's purchase price, related acquisition expenses and fees, and site preparation costs. Additionally, under the terms of the leases, the parking lot operator is responsible for all operating costs, including ad valorem real estate taxes and general and garage liability insurance coverage. Each lease is cancelable by the Fund upon the sale of a property and payment to the lessee of a "termination fee". The termination fee generally equals 15% of the amount, if any, by which the property's sales proceeds exceed the original acquisition cost of the property plus a 12% compounded annual return on the original acquisition cost minus all rents received by the Fund from the Property. Some of the leases may differ from the terms outlined above in order to accommodate specific circumstances of an acquired property.

      The Fund acquired twelve Properties through 1994 and sold one property in 1997. The Fund's investment prior to depreciation charges, including acquisition related costs and improvements, is $27,441,189 at December 31, 1998 (see Item 2. Properties).

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

                                              REALTY PARKING PROPERTIES II L.P.

Item 2.  Properties

      The Fund owns eleven properties in total, eight of which are wholly owned by the Fund. The undivided tenants-in-common ownership of three of the Properties is noted below. The Properties are not subject to a mortgage or other lien or encumbrance under the terms of the term loan agreement, however the collateral security provision of the loan agreement provides for the assignment of the Fund's rights as a lessor to its interest in the parking lot leases, contracts and income. As of December 31, 1998 the Fund owns the following
Properties:
                                       Approximate                     Gross ***             1998
           Location                    Size (Sq. Ft.)  Type         Investment Cost      Rental Income    Lease Date

Phoenix, Arizona                        275,310      surface lot    $  3,356,534          $ 331,968      5/94-    4/04
Southwest corner of Van
Buren and 44th Streets

San Diego, California                    50,000      surface lot       2,226,652            133,104      1/94-   12/03
Block bounded by 8th and 9th
Avenue and A & B Streets

San Diego, California (Union)            35,000      surface lot       3,658,110            218,567      8/94-    7/04
Block bounded by Union,
State, C & B Streets

San Francisco, California                12,720      surface lot       1,941,927            236,816      6/94-    5/04
"L" shaped lot bounded by
New Montgomery, Howard,
and Natoma Streets

Denver, Colorado                        106,250      surface lot       2,940,450            216,184      6/94-    5/04
Block bounded by 19th
Avenue, Broadway,
20th Avenue and
Lincoln Street*

Atlanta, Georgia                         78,582      surface lot       2,002,269            122,877      4/94-    3/04
Block bounded by Harris                              and garage
and Williams Streets,
Techwood Drive and
International  Boulevard**

Tulsa, Oklahoma                          39,646      surface lot         766,285             63,364     12/92-   11/02
Block bounded by South
Boston Avenue, East 3rd
Street and South Cincinnati
Avenue*

Nashville, Tennessee                     57,720      surface lot       1,797,731            363,011      9/93-    8/03
North side of Charlotte Avenue                       and garage
 between Fourth and Fifth
Avenues, North

Dallas, Texas                            45,714      surface lot       2,200,732            161,082      1/94-   12/03
Southeast corner of Main and                         and garage
St. Paul Streets


                                              REALTY PARKING PROPERTIES II L.P.

                                       Approximate                     Gross ***             1998
           Location                    Size (Sq. Ft.)  Type         Investment Cost      Rental Income    Lease Date

Dallas, Texas (Metro)                    19,450      surface lot       4,185,681            291,936       3/94-    2/04
Southeastern corner of Field and                     and garage
Elm Streets

San Antonio, Texas                       43,341      surface lot       2,364,818            164,797       7/92-    8/02
Northwest corner of Dwyer
Avenue and Nueva Street

                                                                     $27,441,189        $ 2,303,706
                                                                       =========          =========

* The Fund owns an 80% undivided interest in the Denver, Colorado property and a 60% undivided interest in the Tulsa, Oklahoma property. The remaining interests in both properties are owned by Central.

** The Fund owns a two-thirds undivided interest in the Atlanta, Georgia property. The remaining interest in this property is owned by Allright.

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

                                              REALTY PARKING PROPERTIES II L.P.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters (continued)

        As of December 31, 1998, there were 1,938 holders of assignee units of limited partnership interests of the registrant, owning an aggregate of 1,392,800 units.

      The Fund made four quarterly cash distributions in 1998, 1997 and 1996 totaling $1,450,860, $1,668,518 and $1,626,668, respectively, from funds provided by operations. Additionally in 1997, the Fund distributed sale proceeds totaling $7,204,117.

Item 6.  Selected Financial Data

     Revenues and net earnings information furnished below is for the five years ended December 31, 1998:

                                     1998                1997             1996                1995              1994
            Revenues:
        Gain - sale             $       -          $ 2,708,847       $         -         $       -         $     -
        Rental income              2,303,706          2,589,901           2,464,856         2,252,425       1,648,982
        Interest income               26,396             35,447              14,495            15,020         122,854
        Net earnings               1,553,368          4,538,493           1,647,840         1,461,945       1,170,914
        Net earnings per Unit           1.10               3.23                1.17              1.04            0.83

        Total assets              27,582,852         27,969,119          32,476,178        32,308,790      32,009,234

        Partners' capital         24,633,693         24,531,185          28,865,327        28,844,155      28,964,914

        Cash distributions
        paid per Unit:
             operations                 1.03               1.19                1.16              1.13             .78
                 return of capital      -                  -                   -                 -                .38
             sale proceeds              -                  5.12                -                 -            -


           The above selected financial data should be read in conjunction with the financial statements and accompanying notes incorporated by reference in this report.



Item 7.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations

Liquidity and Capital Resources

      The Fund completed its acquisition program in 1994 and does not anticipate acquiring any additional properties. The Fund acquired and made improvements to twelve properties. The Fund does not contemplate making any major improvements to its properties during 1999.

      At December 31, 1998, the Fund had a working capital position that includes cash and cash equivalents of $645,327, accounts receivable (net of real estate taxes payable) of $11,200, and accounts payable and accrued expenses of $82,309. Cash and cash equivalents decreased $241,873 during 1998. This decrease represents the net effect of $1,708,987 in cash provided by operating activities, repayment of $500,000 on the outstanding note borrowing and distributions to investors of $1,450,860. It is anticipated that remaining cash and cash equivalents, current operations and the available line of credit will provide sufficient capital to satisfy the Fund's liquidity requirements.

      On February 12, 1999, the Fund made a cash distribution to investors of $367,087 of which 99% was allocated to assignee and limited partners. This distribution was derived from cash provided by operating activities during 1998.

                                              REALTY PARKING PROPERTIES II L.P.


Item 7.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

      The Fund has a $3.5 million line of credit agreement with a bank. Borrowings under the credit agreement bear interest on the outstanding principal amount at the bank's prime rate which was 7.75% at December 31, 1998. This line of credit agreement was extended for three years until July 2000. The principal balance at December 31, 1998 and 1997 was $2,561,000 and $3,061,000,
respectively.


Results of Operations

      Parking lot rental income includes base rents and percentage rents earned pursuant to the lease agreements in effect during each period. The Fund leases its facilities to parking operators under terms that typically include a minimum rent calculated as a percentage of certain acquisition costs. In addition, lessees are typically obligated to pay percentage rent, calculated as a percentage of gross parking revenues.

      Parking lot rental income totaled $2,303,706, $2,589,901 and $2,464,856 in 1998, 1997 and 1996, respectively. The decline in parking lot rental income in 1998 is a result of two events. The sale of the Seattle property in June 1997 caused base rental income to decline $152,476 in 1998. In addition, the Atlanta facility earned a substantial amount of percentage rent in 1997 that was not duplicated in 1998 (see below).

      During 1998 percentage rents were earned at the Nashville, Tulsa, Atlanta, Denver, San Francisco and Phoenix facilities totaling $473,933. During 1997 percentage rents were earned at the Nashville, Tulsa, Dallas- Metro, Atlanta, San Francisco and Phoenix facilities totaling $642,958. During 1996 percentage rents were earned at the Nashville, San Antonio, Tulsa, Atlanta, San Francisco, San Diego-Union lot and Phoenix facilities totaling $409,065.

      Percentage rental payments decreased 25% in 1998, due primarily to a decline in percentage rents earned at the Atlanta facility. In 1997, the Atlanta facility earned $283,909 in percentage rents based largely on additional revenues that it earned during the 1996 Olympic Games. In 1998, the Atlanta facility earned $2,869 in percentage rent. During 1997 and 1996 percentage rents increased 57% and 36%, respectively, and is a result of the percentage rents earned at the Atlanta facility.

      On June 26, 1997, the Fund sold its 66,179 square-foot parcel of land in Seattle, Washington for $8,000,000. The Fund's investment in the property was $4,495,268, net of accumulated depreciation of $3,191. The capital gain from the sale totaled $2,708,847, net of expenses of $795,885.

      In 1998, interest income decreased $9,051 from 1997 due primarily to lower cash balances. In 1997, interest income increased $20,952 over 1996 due to higher cash balances.

      Expenses in 1998, net of amortization and depreciation, were $598,402, reflecting a $17,186 decrease from 1997. This decrease is primarily due to reduced management fees as a result of the Seattle property sale and a reduction of interest expense due to the lower balance on the note payable and a reduced interest rate for the full year in 1998.

      Expenses in 1997, net of amortization and depreciation, were $615,588, reflecting a $28,235 decrease from 1996 levels. This decrease is primarily due to reduced management fees as a result of the Seattle property sale, lower professional fees and a reduction of interest expense due to the decrease in the interest rate on the note payable.

                                              REALTY PARKING PROPERTIES II L.P.
Item 7.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations (continued)

Results of Operations (continued)

      In April 1998, the Fund signed a contract for the sale of its San Francisco Property. The prospective buyer is interested in the site for future development. The sale of the property is contingent upon the buyer receiving certain development approvals. There is no assurance that the buyer will receive all of the development approvals. If the sale occurs, however, it is likely to take place during the second quarter of 1999.

      The Fund, in accordance with its original investment strategy, continues to examine opportunities for disposition of its facilities. While it has been anticipated that the highest returns would be obtained from selling properties for development potential, strong returns may also be earned from selling properties based on their parking economics.


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

      With respect to its existing computer systems, the General Partner is upgrading, generally in order to meet the demands of its expanding business. In the process, the General Partner is taking steps to identify, correct and/or reprogram and test its existing systems for Year 2000 compliance. It is anticipated that all new system upgrades or reprogramming efforts will be completed by mid-1999, allowing adequate time for testing. The General Partner presently believes that with modification to existing software the Year 2000 issue can be mitigated. However, given the complexity of the Year 2000 issues, there can be no assurances that the General Partner will be able to address the problem without costs and uncertainties that might affect future financial results of the Fund.

      The General Partner has incurred, and expects to incur additional internal costs as well as other expenses to address the necessary software upgrades, training, data conversion, testing and implementation related to the Year 2000 issue. Such costs are being expensed as incurred. The General Partner does not expect the amounts required to be expensed to have a material effect on the Fund's financial position or results of operations.

      The Year 2000 issue is expected to affect the systems of various entities with which the Fund and the General Partner interact including the lessee's of the Fund's parking properties as well as payors, suppliers and vendors. The lessees have been queried on their Year 2000 readiness. Management believes the lessees are addressing and resolving their concerns on a timely basis and will continue to evaluate the lessees' Year 2000 readiness and develop contingency plans as appropriate. To date, Management is not aware of any significant Year 2000 issue that could materially impact the lessees. However, there can be no assurance that data produced by systems of other entities, on which the General Partner's systems rely, will be converted on a timely basis or that a failure by another entity's systems to be Year 2000 compliant will not have a material adverse effect on the Fund.

      Management believes it has an effective program in place to resolve the Year 2000 issue, in a timely manner. Contingency plans involve system enhancement, manual workarounds, and adjusting staffing strategies. Nevertheless, Management believes that it could continue its normal business operations if compliance is delayed. The General Partner does not believe that the Year 2000 issue will materially impact the Fund's results of operations, liquidity, or capital resources.

                                              REALTY PARKING PROPERTIES II L.P.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

      The market risk associated with financial instruments and derivative financial and commodity instruments is the risk of loss from adverse changes in market prices or rates. The Fund's market risk arises primarily from interest rate risk relating to borrowings under its line of credit which bear interest at the prime rate of interest of a designated bank. Borrowings under the line of credit are due in July 2000. The Fund does not expect that it will make additional borrowings under the line and intends to continue reducing the outstanding balance to the extent cash flows from operating activities exceed amounts needed to provide for regular quarterly distributions to the partners and liquidity needs. Assuming that the outstanding balance were to remain unchanged from that at December 31, 1998 ($2,561,000), a 1% increase in the prime rate of interest would reduce the Fund's net earnings by approximately $25,600 on an annualized basis.


Item 8.  Financial Statements and Supplementary Data

      Index to Financial Statements:
                                                           Page(s)
                                                    Herein    Annual Report

           Independent Auditors' Report                12             5
           Balance Sheets                                             6
           Statements of Operations                                   7
           Statements of Partners' Capital                            8
           Statements of Cash Flows                                   9
           Notes to Financial Statements                          10-15
           Financial Statement Schedule
             Schedule III - Real Estate and
             Accumulated Depreciation               13-14

      All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.


Item 9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure

      None.

                                              REALTY PARKING PROPERTIES II L.P.

                                                          Part III


Item 10.  Directors and Executive Officers of the Registrant

      The General Partner of the Fund is Realty Parking Company II, Inc. The Fund's principal executive offices are located at 225 East Redwood Street, Baltimore, Maryland 21202, telephone (410) 727-4083. The General Partner has primary responsibility for the selection and negotiation of terms concerning the acquisition of the Properties' sites, selecting a manager for the interim investments, and the structure of the offering and of the Fund. The General Partner is responsible for overseeing the performance of those who contract with the Fund, as well as making decisions with respect to the financing, sale and liquidation of the Fund's assets. It provides all reports to and communications with investors and others, all distributions and allocations to investors, the administration of the Fund's business and all filings with the Securities and Exchange Commission and other federal or state regulatory authorities. The Agreement of Limited Partnership provides for the removal of the General Partner and the election of a successor or additional general partner by investors holding a majority in interest of the Units.

 The directors and principal officers of the General Partner are as follows:

     John M. Prugh, age 50, has been a Director and President of the General Partner since 1990 and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1984. Mr. Prugh graduated from Gettysburg College in 1970, and was designated a Certified Property Manager by the Institute of Real Estate Management in 1979. He has worked in property management for H. G. Smithy Co., in Washington, D.C., and Dreyfuss Bros., Inc. in Bethesda, Maryland. Since 1977, Mr. Prugh has been involved in managing, administering, developing and selling real estate investment projects sponsored by Alex. Brown Realty, Inc. and its subsidiaries.

     Peter E. Bancroft, age 46, has been a Director and Vice President of the General Partner since 1990 and a Senior Vice President of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1983. Mr. Bancroft graduated from Amherst College in 1974, attended the University of Edinburgh, and received a J.D. degree from the University of Virginia School of Law in 1979. Prior to joining Alex. Brown Realty, Inc. in 1983, Mr. Bancroft held legal positions with Venable, Baetjer and Howard and T. Rowe Price Associates, Inc.

     Terry F. Hall, age 52, has been a Vice President and Secretary of the General Partner since 1990 and a Vice President and Secretary of, and Legal Counsel for, Alex. Brown Realty, Inc. since 1989. Mr. Hall graduated from the University of Nebraska-Lincoln in 1968, and received a J.D. degree from the University of Pennsylvania Law School in 1973. Prior to joining Alex. Brown Realty, Inc. in 1986, Mr. Hall was a Partner at the law firm of Venable, Baetjer and Howard from 1981 to 1986 and an associate at the same firm from 1973 to 1981.

     Timothy M. Gisriel, age 42, has been the Treasurer of the General Partner and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1990. He was the Controller of Alex. Brown Realty, Inc. and Armata Financial Corp. from 1984 through 1990. Mr. Gisriel graduated from Loyola College in 1978 and received his Masters of Business Administration degree from the Robert G. Merrick School of Business, University of Baltimore, in 1993. Prior to joining Alex. Brown Realty, Inc. in 1984, Mr. Gisriel was an audit supervisor in the Baltimore office of Coopers & Lybrand. He is a Maryland Certified Public Accountant.

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

      At December 31, 1998, Central held 42,104 Units (an approximate 3.0% investment in the Fund).

      There are no arrangements, known to the Fund, the operation of which may, at a subsequent date, result in a change of control of the registrant.


Item 13.   Certain Relationships and Related Transactions

      The General Partner and its affiliates have and are permitted to engage in transactions with the Fund. For a summary of fees paid during 1998, 1997 and 1996 to the General Partner and its affiliates, see Note 6, "Related Party Transactions", in Item 8, Financial Statements, herein.


                                                           PART IV


Item 14.  Exhibits, Financial Statement Schedules
                   and Reports on Form 8-K

        (a)   1. Financial Statements:  See Index to Financial Statements and
                    Supplementary Data in Item 8 on page 9, herein.

              2. Financial Statement Schedule:  See Index to Financial
                    Statements and Supplementary Data in Item 8 on page 9, herein.

              3. Exhibits:
                    (3, 4) Agreement of Limited Partnership on pages 1 through
                              39 of Exhibit A to the Fund's Registration
                              Statement on Form S-11 (File No. 33-38437) incorporated herein by reference.

                    (13)   Annual Report for 1998.

           (b)   Reports on Form 8-K:  None.

                                              REALTY PARKING PROPERTIES II L.P.
                                           INDEPENDENT AUDITORS' REPORT




The Partners
Realty Parking Properties II L.P.:


Under date of January 22, 1999, we reported on the balance sheets of Realty Parking Properties II L.P. as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for each of the years in the three-year period ended December 31, 1998 as contained in the 1998 Annual Report. These financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for 1998. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Fund's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                                            /s/   KPMG  LLP


Baltimore, Maryland
January 22, 1999

REALTY PARKING PROPERTIES II L.P.
SCHEDULE III. REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1998


             COLUMN A              COLUMN C              COLUMN D            COLUMN E
                                                        COST CAPITALIZED   GROSS AMOUNT
                                                        SUBSEQUENT            CARRIED
                                  INITIAL COST TO THE   TO ACQUISITION     AT CLOSE OF PERIOD
                                  PARTNERSHIP              LAND    BUILDING   LAND &    BUILDING &
           DESCRIPTION                LAND     BUILDING IMPROVEMENTIMPROVEMIMPROVEMENTS IMPROVEMEN   TOTAL

PHOENIX, ARIZONA
approximately 275,310 square foot
surface parking lot                $3,251,486              105,048            3,356,534         0  3,356,534

SAN DIEGO, CALIFORNIA
approximately 50,000 square foot
surface parking lot                 2,197,540               29,112            2,226,652         0  2,226,652

SAN DIEGO, CALIFORNIA (Union)
approximately 35,000 square foot
surface parking lot                 3,596,425               61,684            3,658,110         0  3,658,110

SAN FRANCISCO, CALIFORNIA
approximately 12,720 square foot
surface parking lot                 1,941,856                   71            1,941,927         0  1,941,927

DENVER, COLORADO
approximately 106,250 square foot
surface parking lot                 2,914,555               25,895            2,940,450         0  2,940,450

ATLANTA, GEORGIA
approximately 78,582 square foot
surface parking lot & garage        1,206,054   703,019     52,415  40,781    1,258,469   743,800  2,002,269

TULSA, OKLAHOMA
approximately 39,646 square foot
surface parking lot                   765,857                  428              766,285         0    766,285

NASHVILLE, TENNESSEE
approximately 57,720 square foot
surface parking lot and garage      1,101,312   134,525    133,902 427,992    1,235,214   562,517  1,797,731

DALLAS, TEXAS
approximately 45,714 square foot
surface parking lot and garage      1,351,734   768,578    (21,138)101,558    1,330,596   870,136  2,200,732

DALLAS, TEXAS (Metro)
approximately 19,450 square foot
surface parking lot and garage        778,602 3,384,762             22,317      778,602 3,407,079  4,185,681

SAN ANTONIO, TEXAS
approximately 43,341 square foot
surface parking lot                 2,358,144                6,674            2,364,818         0  2,364,818




                                  $21,463,565 4,990,884    394,091 592,648   21,857,657 5,583,532 27,441,189



REALTY PARKING PROPERTIES II L.P.
SCHEDULE III. REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1998

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

             COLUMN A                 COLUMN F COLUMN H  COLUMN I
                                                          LIFE ON
                                                           WHICH
                                   ACCUMULATED          DEPRECIATION
                                  DEPRECIATION   DATE   IN LATEST I/S
           DESCRIPTION                 ("A/D") ACQUIRED IS COMPUTED

PHOENIX, ARIZONA

approximately 275,310 square foot
surface parking lot                    20,794   06/94   SEE NOTE 5

SAN DIEGO, CALIFORNIA
approximately 50,000 square foot
surface parking lot                        N/A  12/93       N/A

SAN DIEGO, CALIFORNIA (Union)
approximately 35,000 square foot
surface parking lot                    28,802   07/94   SEE NOTE 5

SAN FRANCISCO, CALIFORNIA
approximately 12,720 square foot
surface parking lot                       814   05/94   SEE NOTE 5

DENVER, COLORADO
approximately 106,250 square foot
surface parking lot                     9,308   12/91   SEE NOTE 5

ATLANTA, GEORGIA
approximately 78,582 square foot
surface parking lot & garage           90,573   03/94   SEE NOTE 5

TULSA, OKLAHOMA
approximately 39,646 square foot
surface parking lot                        N/A  11/92       N/A

NASHVILLE, TENNESSEE
approximately 57,720 square foot
surface parking lot and garage        110,204   02/92   SEE NOTE 5

DALLAS, TEXAS
approximately 45,714 square foot
surface parking lot and garage        138,110   02/93   SEE NOTE 5

DALLAS, TEXAS (Metro)
approximately 19,450 square foot
surface parking lot and garage        425,112   02/94   SEE NOTE 5

SAN ANTONIO, TEXAS
approximately 43,341 square foot
surface parking lot                        N/A  06/92       N/A



                                      823,717




(1)                                   1998                 1997                1996
                                   REAL ESTATE       A/DREAL ESTATE     A/D  REAL ESTATE       A/D

BALANCE AT BEGINNING OF PERIOD    $27,441,189   651,385 31,939,650 481,828   31,927,313   310,580
ADDITIONS TO INVESTMENT IN R/E              0   172,332          0 172,748       12,337   171,248
REAL ESTATE SOLD                            0         0 (4,498,461) (3,191)           0         0
BALANCE AT CLOSE OF PERIOD        $27,441,189   823,717 27,441,189 651,385  $31,939,650   481,828


(2) AGGREGATE COST FOR FEDERAL INCOME TAX PURPOSES IS $27,441,189 AT DECEMBER 31, 1998 (3) SEE NOTE 3 OF NOTES TO THE FINANCIAL STATEMENTS FOR INFORMATION REGARDING THE FUND'S
       INVESTMENT IN REAL ESTATE.
(4) THERE ARE NO ENCUMBRANCES ON THE REAL ESTATE SET FORTH ABOVE.
(5) LAND IMPROVEMENTS ARE DEPRECIATED OVER 15 YEARS STRAIGHT LINE
     BUILDING & IMPROVEMENTS IN SERVICE PRIOR TO JANUARY 1, 1994 ARE DEPRECIATED OVER 31.5 YEARS STRAIGHT LIN BUILDING & IMPROVEMENTS IN SERVICE AFTER JANUARY 1, 1994 ARE DEPRECIATED OVER 39 YEARS STRAIGHT LINE

                                         REALTY PARKING PROPERTIES II L.P.



                                                    SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            REALTY PARKING PROPERTIES II L. P.



DATE:    3/19/99                            BY:  /s/   John M. Prugh
                                            John M. Prugh
                                            President and Director
                                            Realty Parking Company II, Inc.
                                            General Partner


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following in the capacities and on the dates indicated.




DATE:     3/19/99                           BY:  /s/   John M. Prugh
                                            John M. Prugh
                                            President and Director
                                            Realty Parking Company II, Inc.
                                            General Partner



DATE:  3/22/99                          BY:  /s/  Peter E. Bancroft
                                            Peter E. Bancroft
                                            Vice President and Director
                                            Realty Parking Company II, Inc.
                                            General Partner


DATE:  3/22/99                          BY:  /s/  Terry F. Hall
                                            Terry F. Hall
                                            Vice President and Secretary
                                            Realty Parking Company II, Inc.
                                            General Partner



DATE:  3/19/99                          BY:  /s/  Timothy M. Gisriel
                                            Timothy M. Gisriel
                                            Treasurer
                                            Realty Parking Company II, Inc.
                                            General Partner