Form 10-Q
period 1999-03-31
REALTY PARKING PROPERTIES II LP
filed 1999-05-13
CIK 871014

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

                For the quarterly period ended  March 31, 1999

        {   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                                        For the transition period from to


      For Quarter Ended March 31, 1999      Commission file number 000-20147

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

            REALTY PARKING PROPERTIES II L.P.
                      Balance Sheets

                                    March 31,
                                1999 December 31,
                                                           (Unaudited)      1998

Assets
  Investment in real estate                               $26,574,389  $ 26,617,472
  Cash and cash equivalents                                   648,689       645,327
  Accounts receivable                                         322,014       317,050
  Financing costs, less accumulated amortization
    of $28,500 and $27,000, respectively                        1,503         3,003

                                                          $27,546,595  $ 27,582,852


Liabilities and Partners' Capital
    Accounts payable                                      $    34,574  $     27,926
    Due to affiliate                                           74,496        54,383
    Real estate taxes payable                                 305,850       305,850
    Note payable                                            2,561,000     2,561,000
                                                            2,975,920     2,949,159


  Partners' Capital
    General Partner                                           (63,727)      (63,097)
    Assignee and Limited Partnership
        Interests - $25 stated value per
        unit, 1,392,800 units outstanding                  24,634,302    24,696,690
    Subordinated Limited Partner                                  100           100
                                                           24,570,675    24,633,693

                                                          $27,546,595  $ 27,582,852

                      See accompanying financial statements

            REALTY PARKING PROPERTIES II L.P.
                 Statements of Operations
                       (Unaudited)

                                                           Three Months Ended
                                                           March 31,  March 31,
                                                             1999       1998

Revenues
   Parking lot rental                                     $ 476,872  $ 456,998
   Interest income                                            4,691      6,927
                                                            481,563    463,925

Expenses
   Administrative, including amounts to affiliate            24,327     24,976
   Professional fees                                          6,000     12,529
   Management fees to affiliate                              52,008     51,461
   Interest expense                                          50,576     65,046
   Depreciation                                              43,083     43,083
   Amortization                                               1,500      1,500
                                                            177,494    198,595

Net earnings                                              $ 304,069  $ 265,330

Net earnings per unit of assignee and
  limited partnership interests-basic                     $    0.22  $    0.19

                 See accompanying notes to financial statements
                                       2

             Statements of Partners' Capital
    For the Three Months Ended March 31, 1999 and 1998
                       (Unaudited)

                                    Assignee
                                                           and Limited  Subordinated
                                                           Partnership    Limited      General
                                                            Interests     Partner      Partner      Total


Balance at December 31, 1998                              $24,696,690  $        100  $ (63,097) $24,633,693

Net earnings                                                  301,028           -        3,041      304,069

Distribution to partners                                     (363,416)          -       (3,671)    (367,087)

Balance at March 31, 1999                                 $24,634,302  $        100  $ (63,727) $24,570,675



Balance at December 31, 1997                              $24,595,207  $        100  $ (64,122) $24,531,185

Net earnings                                                  262,677           -        2,653      265,330

Distribution to partners                                     (346,104)          -       (3,496)    (349,600)

Balance at March 31, 1998                                 $24,511,780  $        100  $ (64,965) $24,446,915

                 See accompanying notes to financial statements

            REALTY PARKING PROPERTIES II L.P.
                 Statements of Cash Flows
                       (Unaudited)

                                                           Three Months Ended
                                                           March 31, 199 March 31,

Cash flows from operating activities
   Net earnings                                           $  304,069    $  265,330
   Adjustments to reconcile net earnings to net cash
     provided by operating activities
       Depreciation                                           43,083        43,083
       Amortization                                            1,500         1,500
       Changes in assets and liabilities
         Increase in accounts receivable                      (4,964)       (1,669)
         Increase (decrease) in accounts payable               6,648        (4,981)
         Increase in due to affiliate                         20,113        13,178
Net cash provided by operating activities                    370,449       316,441

Cash flows from financing activities -
   distribution to partners                                 (367,087)     (349,600)


Net increase (decrease) in cash and cash equivalents           3,362       (33,159)
Cash and cash equivalents
   Beginning of period                                       645,327       887,200

   End of period                                          $  648,689    $  854,041

                 See accompanying notes to financial statements

                        REALTY PARKING PROPERTIES II L.P.

                          Notes to Financial Statements
                                 March 31, 1999
                                   (Unaudited)


 Note 1 - The Fund and Basis of Preparation

The accompanying financial statements of Realty Parking Properties II L.P. (the "Fund") do not include all of the information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The unaudited interim financial information should be read in conjunction with the financial statements contained in the 1998 Annual Report.


Note 2 - Cash and Cash Equivalents

The Fund considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of cash and a money market account and are stated at cost, which approximates market value at March 31, 1999 and December 31, 1998.


Note 3 - Investment in Real Estate

Investment in real estate is summarized as follows:

                                               March 31, 1999      December 31, 1998

         Land                                    $21,857,657         $21,857,657
         Building                                  5,583,532           5,583,532
                                                  27,441,189          27,441,189
         Less:  accumulated depreciation            (866,800)           (823,717)
                  Total                          $26,574,389         $26,617,472

Depreciation of the garage structures is computed using the straight-line method over 31.5 years for property placed in service prior to January 1, 1994 and 39 years for property placed in service after January 1, 1994.


Note 4 - Related Party Transactions

The general partner earned an asset-based management fee of $52,008 and $51,461 for advising the Fund and managing its investments during the three months ended March 31, 1999 and 1998, respectively. This fee is equal to 0.75% of the Fund's capital contributions invested in certain properties or fair values based on updated appraisals for certain other properties. Additionally, the general partner was reimbursed for certain costs incurred relating to administrative services for the Fund totaling $22,488 and $30,607 during the three months ended March 31, 1999 and 1998, respectively.


Note 5 - Note payable

The Fund has a $3.5 million line of credit agreement with a bank which expires in July 2000. Borrowings under the credit agreement bear interest on the outstanding principal amount at the bank's prime rate (7.75% at March 31, 1999). The principal balance outstanding at March 31, 1999 and December 31, 1998 was $2,561,000. The collateral security provision of the loan agreement provides for the assignment of the Fund's rights as a lessor to its interest in the parking lot leases, contracts and income. Interest paid on the outstanding principal balance totaled $50,576 and $65,046 for the three months ended March 31, 1999 and 1998, respectively.

                        REALTY PARKING PROPERTIES II L.P.

                          Notes to Financial Statements
                                 March 31, 1999
                                   (Unaudited)

Note 6 - Net Earnings Per Unit of Assignee and Limited Partnership Interest

Net earnings per unit of assignee and limited partnership interest as disclosed on the Statements of Operations is based upon 1,392,800 units outstanding.


Note 7 - Subsequent Event

On May 12, 1999, the Fund made a cash distribution totaling $384,568 of which 99% was allocated to assignee and limited partners. Assignee and limited partners received a cash distribution of $.27 per original $25 unit.

                        REALTY PARKING PROPERTIES II L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Liquidity and Capital Resources

         At March 31, 1999, the Fund had a working capital position that includes cash and cash equivalents of $648,689, accounts receivable (net of real estate taxes payable) of $16,164, and accounts payable and accrued expenses of $109,070. Cash and cash equivalents increased $3,362 during the quarter ended March 31, 1999. This increase represents the net effect of $370,449 in cash provided by operating activities and distributions to investors of $367,087. It is anticipated that remaining cash and cash equivalents, current operations and the available line of credit will provide sufficient capital to satisfy the Fund's liquidity requirements.

         On May 12, 1999, the Fund made a cash distribution to investors of $384,568 of which 99% was allocated to assignee and limited partners.

         The Fund has a $3.5 million line of credit agreement with a bank which expires in July 2000. Borrowings under the credit agreement bear interest on the outstanding principal amount at the bank's prime rate (7.75% at March 31, 1999). The principal balance outstanding at March 31, 1999 and December 31, 1998 was $2,561,000.

         The Fund currently has no plans to use working capital to perform major repairs or improvements to any of its properties and no acquisitions of additional properties are anticipated.


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

         Total parking lot rents of $476,872 were earned during the first quarter of 1999, representing a 4% increase over the same period in 1998. The increase is primarily the result of the percentage rent earned at the Atlanta facility, due to increased gross receipts earned at the property. During the three months ended March 31, 1999, the facility earned a percentage rent of $16,163, representing a $13,294 increase over the percentage rent earned during 1998.

         Expenses incurred during the first quarter of 1999 (net of amortization and depreciation) were $132,911, reflecting a decrease of $21,101 from 1998. The decrease is primarily the result of lower professional and interest expenses.

Outlook

         In April 1998, the Fund signed a contract for the sale of its San Francisco Property. The prospective buyer is interested in the site for future development. The buyer has waived all contract contingencies and closing is scheduled to occur on June 9, 1999.

         Subsequent to March 31, 1999, the Fund placed the Dallas-Metropolitan, Atlanta and San Diego-B facilities under contract. The sale of each of these properties is contingent upon each of the buyers conducting certain due diligence. There is no assurance that the buyers will close on these properties.

         During  the first  quarter,  Central  Parking  Systems,  Inc.  acquired
Allright Corporation. While Central could decide to operate certain of the Allright facilities, most will likely continue to be operated by Allright. All terms and conditions of the parking leases will continue to remain in effect, whether the facilities are operated by the Allright or Central.

                        REALTY PARKING PROPERTIES II L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Outlook (continued)

         The Fund, in accordance with its original investment strategy, continues to examine opportunities for disposition of its facilities. While it has been anticipated that the highest returns would be obtained from selling properties for development potential, strong returns may also be earned from selling properties based on their parking economics.


Year 2000

         The General Partner is aware of the issues associated with the programming code in many existing computer systems (the Year 2000" issue) as the millennium approaches. The General Partner has conducted a review of its computer systems to identify hardware and software affected by the Year 2000 issue. This issue affects computer systems having date sensitive programs that may not properly recognize the Year 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail resulting in business interruption.

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

                        REALTY PARKING PROPERTIES II L.P.



PART I.   FINANCIAL INFORMATION


Item 3.     Quantitative and Qualitative Disclosures About Market Risk

     No significant change in the Fund's market risk has occurred since December 31, 1998.



PART II.  OTHER INFORMATION


Item 1.     Legal Proceedings

                  Inapplicable

Item 2.     Changes in Securities and Use of Proceeds

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


                                       REALTY PARKING PROPERTIES II L.P.




DATE:       5/12/99                          By:    /s/ John M. Prugh
                                                John M. Prugh
                                                President and Director
                                                Realty Parking Company II, Inc.
                                                General Partner



DATE:       5/12/99                          By:    /s/ Timothy M. Gisriel
                                                Timothy M. Gisriel
                                                Treasurer
                                                Realty Parking Company II, Inc.
                                                General Partner