Form 10-Q
period 1999-06-30
REALTY PARKING PROPERTIES II LP
filed 1999-08-12
CIK 871014

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


        (Mark One)
        { X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended  June 30, 1999

        {   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to


      For Quarter Ended June 30, 1999      Commission file number 000-20147

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

        Yes     X                                    No

                        REALTY PARKING PROPERTIES II L.P.




                                      INDEX



                                                                     Page No.
Part I.    Financial Information


     Item 1.  Financial Statement

                 Balance Sheets                                          1
                 Statements of Operations                                2
                 Statements of Partners' Capital                         3
                 Statements of Cash Flows                                4
                 Notes to Financial Statements                          5-6


     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    7-9

     Item 3.  Quantitative and Qualitative Disclosures
                      About Market Risk                                  10

Part II.   Other Information


     Item 1. through Item 6.                                             10

     Signatures                                                          11

                        REALTY PARKING PROPERTIES II L.P.
                                 Balance Sheets

                                    June 30,
                                1999 December 31,
                                                           (Unaudited)      1998


Assets
  Investment in real estate                               $24,591,112  $ 26,617,472
  Cash and cash equivalents                                 5,618,698       645,327
  Accounts receivable                                         369,574       317,050
  Financing costs, less accumulated amortization
    of $30,003 and $27,000, respectively                          -           3,003

                                                          $30,579,384  $ 27,582,852


Liabilities and Partners' Capital
    Accounts payable                                      $    11,209  $     27,926
    Due to affiliate                                           91,119        54,383
    Real estate taxes payable                                 305,850       305,850
    Note payable                                            2,561,000     2,561,000
                                                            2,969,178     2,949,159


  Partners' Capital
    General Partner                                           (33,332)      (63,097)
    Assignee and Limited Partnership
        Interests - $25 stated value per
        unit, 1,392,800 units outstanding                  27,643,438    24,696,690
    Subordinated Limited Partner                                  100           100
                                                           27,610,206    24,633,693

                                                          $30,579,384  $ 27,582,852

               See accompanying notes to financial statements
                                       1

                        REALTY PARKING PROPERTIES II L.P.
                            Statements of Operations
                                   (Unaudited)

                                                           Three Months Ended     Six Months Ended
                                                            June 30,   June 30,    June 30,    June 30,
                                                              1999       1998        1999        1998

Revenues
   Gain from sale of property                             $2,818,169  $    -     $2,818,169  $      -
   Parking lot rental                                        766,987   690,782    1,243,858   1,147,780
   Interest income                                            13,790     6,402       18,481      13,329
                                                           3,598,946   697,184    4,080,508   1,161,109

Expenses
   Administrative, including amounts
       to related party                                       22,775    23,183       47,102      48,159
   Professional fees                                           4,000     8,362       10,000      20,891
   Management fees to related party                           52,662    51,507      104,670     102,968
   Interest expense                                           51,674    62,921      102,250     127,967
   Depreciation                                               42,232    43,083       85,315      86,166
   Amortization                                                1,503     1,500        3,003       3,000
                                                             174,846   190,556      352,340     389,151

Net earnings                                              $3,424,100  $506,628   $3,728,168  $  771,958

Net earnings per unit of assignee
  and limited partnership interest-basic                  $     2.43  $   0.36   $     2.65  $     0.55

                 See accompanying notes to financial statements
                                       2

                       REALTY PARKING PROPERTIES II L.P.
                         Statements of Partners' Capital
                 For the Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)

                                    Assignee
                                                           and Limited  Subordinated
                                                           Partnership    Limited      General
                                                            Interests     Partner      Partner      Total



Balance at December 31, 1998                              $24,696,690  $        100  $ (63,097) $24,633,693

Net earnings                                                3,690,886           -       37,282    3,728,168

Distributions to partners                                    (744,138)          -       (7,517)    (751,655)

Balance at June 30, 1999                                  $27,643,438  $        100  $ (33,332) $27,610,206



Balance at December 31, 1997                              $24,595,207  $        100  $ (64,122) $24,531,185

Net earnings                                                  764,238           -        7,720      771,958

Distributions to partners                                    (709,527)          -       (7,167)    (716,694)

Balance at June 30, 1998                                  $24,649,918  $        100  $ (63,569) $24,586,449

                 See accompanying notes to financial statements

                        REALTY PARKING PROPERTIES II L.P.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                 Six Months Ended
                                                        June 30, 1999   June 30, 1998

Cash flows from operating activities
   Net earnings                                           $  3,728,168    $  771,958
   Adjustments to reconcile net earnings to net cash
     provided by operating activities
       Gain from sale of property                           (2,818,169)          -
       Depreciation                                             85,315        86,166
       Amortization                                              3,003         3,000
       Changes in assets and liabilities
         Increase in accounts receivable                       (52,524)      (31,648)
         Decrease in accounts payable                          (16,717)       (5,451)
         Increase in due to affiliate                           36,736         6,202
Net cash provided by operating activities                      965,812       830,227


Cash flows from investing activities -
   sale of property                                          4,759,214           -

Cash flows from financing activities
   Distributions to partners                                  (751,655)     (716,694)
   Repayment of note payable                                       -        (200,000)
Net cash used in financing activities                         (751,655)     (916,694)


Net increase (decrease) in cash and cash equivalents         4,973,371       (86,467)
Cash and cash equivalents
   Beginning of period                                         645,327       887,200

   End of period                                          $  5,618,698    $  800,733

                 See accompanying notes to financial statements

                        REALTY PARKING PROPERTIES II L.P.

                          Notes to Financial Statements
                                  June 30, 1999
                                   (Unaudited)


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

Note 2 - Cash and Cash Equivalents

The Fund considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of cash and a money market account and are stated at cost, which approximates market value at June 30, 1999 and December 31, 1998.

Note 3 - Investment in Real Estate

Investment in real estate is summarized as follows:

                                                     June 30, 1999      December 31, 1998

         Land                                         $19,915,730         $21,857,657
         Building                                       5,583,532           5,583,532
                                                       25,499,262          27,441,189
         Less:  accumulated depreciation                 (908,150)           (823,717)
                  Total                               $24,591,112         $26,617,472

Depreciation of the garage structures is computed using the straight-line method over 31.5 years for property placed in service prior to January 1, 1994 and 39 years for property placed in service after January 1, 1994.

Note 4 - Sale of Property

On June 9, 1999, the Fund sold its San Francisco, California property for $5,350,000. The Fund's investment in the property was $1,941,045, net of accumulated depreciation of $882. The capital gain from the sale totaled $2,818,169, net of expenses of $590,786.

Note 5 - Related Party Transactions

The general partner earned an asset-based management fee for advising the Fund and managing its investments totaling $52,662 and $51,507 for the three months ended June 30, 1999 and 1998, respectively, and $104,670 and $102,968 for the six months ended June 30, 1999 and 1998, respectively. This fee is equal to 0.75% of the Fund's capital contributions invested in certain properties or fair values based on updated appraisals for certain other properties. Additionally, the general partner is reimbursed for certain costs incurred relating to administrative services for the Fund.

The general partner was reimbursed $7,333 for expenses incurred in connection with the sale of the San Francisco property.

Pursuant to the terms of the Lease Agreement, Allright Corporation, the Advisor, was paid advisory and termination fees totaling $562,425 in connection with the sale of the San Francisco property.

                        REALTY PARKING PROPERTIES II L.P.

                          Notes to Financial Statements
                                  June 30, 1999
                                   (Unaudited)

Note 6 - Note payable

The Fund has a $3.5 million line of credit agreement with a bank which expires in July 2000. Borrowings under the credit agreement bear interest on the outstanding principal amount at the bank's prime rate (7.75% at June 30, 1999). The principal balance outstanding at June 30, 1999 and December 31, 1998 was $2,561,000. The collateral security provision of the loan agreement provides for the assignment of the Fund's rights as a lessor to its interest in the parking lot leases, contracts and income. Interest paid on the outstanding principal balance totaled $51,674 and $62,921 for the three months ended June 30, 1999 and 1998, respectively, and $102,250 and $127,967 for the six months ended June 30, 1999 and 1998, respectively.


Note 7 - Net Earnings Per Unit of Assignee and Limited Partnership Interest

Net earnings per unit of assignee and limited partnership interest as disclosed on the Statements of Operations is based upon 1,392,800 units outstanding.


Note 8 - Subsequent Events

On July 6, 1999, the Fund sold its 80% interest in the Denver, Colorado property for $5,199,200. The Fund's investment in the property was $2,930,358, net of accumulated depreciation of $10,092. The capital gain from the sale totaled $2,010,550, net of expenses of $258,292.

On July 16, 1999, the Fund made two sale proceeds distributions from the sales of the San Francisco, California and the Denver, Colorado properties totaling $4,430,433 and $4,586,915, respectively, of which 99% was allocated to assignee and limited partners. Assignee and limited partners received two sale proceeds distributions totaling $6.41 per original $25 unit.

On August 13, 1999, the Fund intends to make a cash distribution totaling $384,568 of which 99% was allocated to assignee and limited partners. Assignee and limited partners will receive a cash distribution of $.27 per original $25 unit.

                        REALTY PARKING PROPERTIES II L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Liquidity and Capital Resources

         At June 30, 1999, the Fund had a working capital position that includes cash and cash equivalents of $5,618,698, accounts receivable (net of real estate taxes payable) of $63,724, and accounts payable and accrued expenses of $102,328. Cash and cash equivalents increased $4,970,009 during the quarter ended June 30, 1999. This increase represents the net effect of $595,363 in cash provided by operating activities, sales proceed of $4,759,214 and distributions to investors of $384,568.

         As discussed below, the Fund made a distribution of proceeds from the property sales. On August 13, 1999 the Fund intends to make a cash distribution to investors of $384,568 of which 99% will be allocated to assignee and limited partners. This distribution is comprised of funds provided by operations through June 30, 1999.

         The Fund has a $3.5 million line of credit agreement with a bank which expires in July 2000. Borrowings under the credit agreement bear interest on the outstanding principal amount at the bank's prime rate of 7.75% at June 30, 1999. The principal balance outstanding at June 30, 1999 and December 31, 1998 was $2,561,000.

         The Fund currently has no plans to use working capital to perform major repairs or improvements to any of its properties and no acquisitions of additional properties are anticipated. It is anticipated that remaining cash and cash equivalents, current operations and the available line of credit will provide sufficient capital to satisfy the Fund's liquidity requirements.

Property Sales and Sale Proceeds Distributions

         On June 9, 1999, the Fund sold its San Francisco, California property for $5,350,000. The Fund's investment in the property was $1,941,045, net of accumulated depreciation of $882. The capital gain from the sale totaled $2,818,169, net of expenses of $590,786.

         On July 6, 1999, the Fund sold its 80% interest in the Denver, Colorado property for $5,199,200. The Fund's investment in the property was $2,930,358, net of accumulated depreciation of $10,092. The capital gain from the sale totaled $2,010,550, net of expenses of $258,292.

         On July 16, 1999, the Fund made two sale proceeds distributions from the sales of the San Francisco, California and the Denver, Colorado properties totaling $4,430,433 and $4,586,915, respectively, of which 99% was allocated to assignee and limited partners. Assignee and limited partners received two sale proceeds distributions totaling $6.41 per original $25 unit. Sales proceeds totaling $678,725 were not distributed, pending resolution of state withholding tax issues and pending additional costs of the sales.

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

         Total parking lot rents were $766,987 and $690,782 during the three months ended June 30, 1999 and 1998, respectively, and $1,243,858 and $1,147,780 during the six months ended June 30, 1999 and 1998, respectively. The increase in income is primarily the result of the percentage rents earned at six of the Fund's properties. During the six months ended June 30, 1999, the Atlanta, Denver, Dallas-Metro, Phoenix, Tulsa and San Francisco facilities earned percentage rents totaling $333,613. During the six months ended June 30, 1998, the Atlanta, Denver, Phoenix and San Francisco facilities earned percentage rents totaling $235,947. Increases in percentage rents are primarily due to increased gross receipts earned at the facilities.

                        REALTY PARKING PROPERTIES II L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Results of Operations (continued)

         Expenses totaled $131,111 and $264,022 (net of depreciation and amortization) for the three and six months ended June 30, 1999, respectively, representing decreases compared to the same periods in 1998 of $14,862 and 35,963, respectively. The decreases are primarily the result of lower professional and interest expenses.


Outlook

         During the second quarter of 1999, the Fund placed the Dallas-Metropolitan and the Atlanta properties under contract. In addition, the Fund has received strong interest from San Diego County regarding the purchase of the San Diego-Union property. The sale of each of these properties is contingent upon each of the buyers conducting certain due diligence. There is no assurance that the buyers will close on these properties.

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

         With respect to its existing computer systems, the General Partner is upgrading, generally in order to meet the demands of its expanding business. In the process, the General Partner is taking steps to identify, correct and/or reprogram and test its existing systems for Year 2000 compliance. It is anticipated that all new system upgrades or reprogramming efforts will be completed by September 30, 1999, allowing adequate time for testing. The General Partner presently believes that with modification to existing software the Year 2000 issue can be mitigated. However, given the complexity of the Year 2000 issues, there can be no assurances that the General Partner will be able to address the problem without costs and uncertainties that might affect future financial results of the Fund.

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

                        REALTY PARKING PROPERTIES II L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Year 2000 (continued)

         The Year 2000 issue is expected to affect the systems of various entities with which the Fund and the General Partner interact including the lessees of the Fund's parking properties as well as payors, suppliers and vendors. The lessees have been queried on their Year 2000 readiness. Management believes the lessees are addressing and resolving their concerns on a timely basis and will continue to evaluate the lessees' Year 2000 readiness and develop contingency plans as appropriate. To date, Management is not aware of any significant Year 2000 issue that could materially impact the lessees. However, there can be no assurance that data produced by systems of other entities, on which the General Partner's systems rely, will be converted on a timely basis or that a failure by another entity's systems to be Year 2000 compliant will not have a material adverse effect on the Fund.

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

                  a)     Exhibits: Financial Data Schedule

                  b)     Reports on Form 8-K:   None

                        REALTY PARKING PROPERTIES II L.P.




                                   SIGNATURES




Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       REALTY PARKING PROPERTIES II L.P.




DATE:       8/10/99                    By:    /s/ John M. Prugh
                                        John M. Prugh
                                        President and Director
                                        Realty Parking Company II, Inc.
                                        General Partner



DATE:       8/10/99                    By:    /s/ Timothy M. Gisriel
                                        Timothy M. Gisriel
                                        Treasurer
                                        Realty Parking Company II, Inc.
                                        General Partner