Form 10-Q
period 1999-09-30
REALTY PARKING PROPERTIES II LP
filed 1999-11-12
CIK 871014

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


        (Mark One)
        { X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

        {   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

             For the transition period from                 to


   For Quarter Ended   September 30, 1999      Commission file number 000-20147

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

                        REALTY PARKING PROPERTIES II L.P.
                                 Balance Sheets

                                                             Sept. 30,
                                                               1999            December 31,
                                                            (Unaudited)           1998

Assets
  Investment in real estate                                $ 19,721,395     $   26,617,472
  Cash and cash equivalents                                   4,964,309            645,327
  Accounts receivable                                           519,073            317,050
  Financing costs, less accumulated amortization
    of $30,003 and $27,000, respectively                            -                3,003

                                                           $ 25,204,777     $   27,582,852


Liabilities and Partners' Capital
    Accounts payable                                       $     31,084     $       27,926
    Due to affiliates                                           346,903             54,383
    Real estate taxes payable                                   241,900            305,850
    Note payable                                              2,361,000          2,561,000
                                                              2,980,887          2,949,159


  Partners' Capital
    General Partner                                             (87,195)           (63,097)
    Assignee and Limited Partnership
        Interests - $25 stated value per
        unit, 1,392,800 units outstanding                    22,310,985         24,696,690
    Subordinated Limited Partner                                    100                100
                                                             22,223,890         24,633,693

                                                           $ 25,204,777     $   27,582,852


                 See accompanying notes to financial statements
                                        1

                        REALTY PARKING PROPERTIES II L.P.
                            Statements of Operations
                                   (Unaudited)

                                                    Three Months Ended      Nine Months Ended
                                                    Sept. 30,   Sept. 30,   Sept. 30,   Sept. 30,
                                                       1999       1998         1999        1998
Revenues
   Gain from sale of property                      $3,493,153  $     -     $6,311,322  $      -
   Parking lot rental                                 666,459    682,702    1,910,317   1,830,482
   Interest income                                     25,301      6,586       43,782      19,915
                                                    4,184,913    689,288    8,265,421   1,850,397

Expenses
   Administrative, including amounts
       to related party                                30,448     22,151       77,550      70,310
   Professional fees                                    6,322     23,887       16,322      44,778
   Management fees to related party                    44,713     68,518      149,383     171,486
   Interest expense                                    50,455     63,404      152,705     191,371
   Depreciation                                        37,375     43,083      122,690     129,249
   Amortization                                           -        1,500        3,003       4,500
                                                      169,313    222,543      521,653     611,694

Net earnings                                       $4,015,600  $ 466,745   $7,743,768  $1,238,703

Net earnings per unit of assignee
  and limited partnership interest-basic           $     2.85  $    0.33   $     5.50  $     0.88


                 See accompanying notes to financial statements

                        Realty Parking Properties II L.P.
                         Statements of Partners' Capital
             For the Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)

                                        Assignee
                                      and Limited   Subordinated
                                      Partnership      Limited     General
                                       Interests       Partner     Partner        Total

Balance at December 31, 1998         $ 24,696,690     $   100     $(63,097)    $24,633,693

Net earnings                            7,666,330         -         77,438      7,743,768

Distributions to partners -
     Operations                        (1,124,860)        -        (11,363)     (1,136,223)
     Sales proceeds                    (8,927,175)        -        (90,173)     (9,017,348)

Balance at September 30, 1999        $ 22,310,985     $   100     $(87,195)    $22,223,890



Balance at December 31, 1997         $ 24,595,207     $   100     $(64,122)    $24,531,185

Net earnings                            1,226,316         -         12,387       1,238,703

Distributions to partners              (1,072,935)        -        (10,838)     (1,083,773)

Balance at September 30, 1998        $ 24,748,588     $   100     $(62,573)    $24,686,115



                 See accompanying notes to financial statements
                                        3

                        REALTY PARKING PROPERTIES II L.P.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                     Nine Months Ended
                                                              Sept. 30, 1999    Sept. 30, 1998
Cash flows from operating activities
   Net earnings                                              $     7,743,768    $   1,238,703
   Adjustments to reconcile net earnings to net cash
     provided by operating activities
       Gain from sale of property                                 (6,311,322)             -
       Depreciation                                                  122,690          129,249
       Amortization                                                    3,003            4,500
       Changes in assets and liabilities
         (Increase) decrease in accounts receivable                 (265,973)           1,747
         Increase (decrease) in accounts payable                       3,158             (731)
         Increase in due to affiliates                               292,520           19,050
Net cash provided by operating activities                          1,587,844        1,392,518


Cash flows from investing activities -
   sales of properties                                            13,084,709              -

Cash flows from financing activities
   Distributions to partners-operations                           (1,136,223)      (1,083,773)
   Distributions to partners-sales proceeds                       (9,017,348)             -
   Repayment of note payable                                        (200,000)        (200,000)
Net cash used in financing activities                            (10,353,571)      (1,283,773)


Net increase in cash and cash equivalents                          4,318,982          108,745
Cash and cash equivalents
   Beginning of period                                               645,327          887,200

   End of period                                             $     4,964,309    $     995,945



                 See accompanying notes to financial statements

                        REALTY PARKING PROPERTIES II L.P.

                          Notes to Financial Statements
                               September 30, 1999
                                   (Unaudited)


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


Note 2 - Cash and Cash Equivalents

The Fund considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of cash and a money market account and are stated at cost, which approximates market value at September 30, 1999 and December 31, 1998.


Note 3 - Investment in Real Estate

Investment in real estate is summarized as follows:

                                             September 30, 1999      December 31, 1998

         Land                                       $15,716,811         $21,857,657
         Building                                     4,839,732           5,583,532
                                                     20,556,543          27,441,189
         Less:  accumulated depreciation               (835,148)           (823,717)
                  Total                             $19,721,395         $26,617,472

Depreciation of the garage structures is computed using the straight-line method over 31.5 years for property placed in service prior to January 1, 1994 and 39 years for property placed in service after January 1, 1994.


Note 4 - Sales of Properties

On June 9, 1999, the Fund sold its San Francisco, California property for $5,350,000. The Fund's investment in the property was $1,941,045, net of accumulated depreciation of $882. The capital gain from the sale totaled $2,821,979, net of expenses of $586,976.

On July 6, 1999, the Fund sold its eighty percent interest in the Denver, Colorado property for $5,199,200. The Fund's investment in the property was $2,930,358, net of accumulated depreciation of $10,092. The capital gain from the sale totaled $2,010,551, net of expenses of $258,291.

On September 10, 1999, the Fund sold its two-thirds interest in the Atlanta, Georgia property for $3,666,667. The Fund's investment in the property was $1,901,984, net of accumulated depreciation of $100,285. The capital gain from the sale totaled $1,478,792, net of expenses of $285,891.

                        REALTY PARKING PROPERTIES II L.P.

                          Notes to Financial Statements
                               September 30, 1999
                                   (Unaudited)

Note 5 - Related Party Transactions

The general partner earned an asset-based management fee for advising the Fund and managing its investments totaling $44,713 and $68,518 for the three months ended September 30, 1999 and 1998, respectively, and $149,383 and $171,486 for the nine months ended September 30, 1999 and 1998, respectively. This fee is equal to 0.75% of the Fund's capital contributions invested in certain properties or fair values based on updated appraisals for certain other properties. Additionally, the general partner is reimbursed for certain costs incurred relating to administrative services for the Fund.

The general partner was reimbursed $13,742 for expenses incurred in connection with the sales of the properties.

Pursuant to the terms of the Leases and Advisory Agreements, Allright Corporation was paid advisory and termination fees totaling $832,519 in connection with the sales of the San Francisco and Atlanta properties. Additionally, pursuant to the terms of the Lease and Consulting Agreements, Central Parking System was paid similar fees totaling $252,209 in connection with the sale of the Denver property.


Note 6 - Note payable

The Fund has a $3.5 million line of credit agreement with a bank which expires in July 2000. Borrowings under the credit agreement bear interest on the outstanding principal amount at the bank's prime rate (8.25% at September 30, 1999). The principal balance outstanding at September 30, 1999 and December 31, 1998 was $2,361,000 and $2,561,000, respectively. The collateral security provision of the loan agreement provides for the assignment of the Fund's rights as a lessor to its interest in the parking lot leases, contracts and income. Interest paid on the outstanding principal balance totaled $50,455 and $63,404 for the three months ended September 30, 1999 and 1998, respectively, and $152,705 and $191,371 for the nine months ended September 30, 1999 and 1998, respectively.


Note 7 - Net Earnings Per Unit of Assignee and Limited Partnership Interest

Net earnings per unit of assignee and limited partnership interest as disclosed on the Statements of Operations is based upon 1,392,800 units outstanding.


Note 8 - Subsequent Events

On October 27, 1999, the Fund made a sale proceeds distribution from the sale of the Atlanta property totaling $3,380,776, of which 99% was allocated to assignee and limited partners. Assignee and limited partners received a sale proceeds distribution totaling $2.40 per original $25 unit.

Additionally, on October 27, 1999 the Fund distributed the balance of the San Francisco and Denver sales proceeds, totaling $678,724, which was previously held back from the July 16, 1999 distribution pending resolution of state tax withholding issues, of which 99% was allocated to assignee and limited partners. Assignee and limited partners received an additional sales proceeds distribution totaling $.49 per original $25 unit.

On November 15, 1999, the Fund intends to make a cash distribution totaling $281,236 of which 99% will be allocated to assignee and limited partners. Assignee and limited partners will receive a cash distribution of $.20 per original $25 unit.

                        REALTY PARKING PROPERTIES II L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Liquidity and Capital Resources

         At September 30, 1999, the Fund had a working capital position that includes cash and cash equivalents of $4,964,309, accounts receivable (net of real estate taxes payable) of $277,173, and accounts payable and accrued expenses of $377,987. Cash and cash equivalents decreased $654,389 during the quarter ended September 30, 1999. This decrease represents the net effect of $622,030 in cash provided by operating activities, sales proceeds of $8,325,497, distributions to investors of $9,401,916, and repayment of the note payable of $200,000.

         As discussed below, the Fund made distributions of proceeds from several property sales. On November 15, 1999, the Fund intends to make a cash distribution to investors of $281,236 of which 99% will be allocated to assignee and limited partners. This distribution is comprised of funds provided by operations through September 30, 1999.

         The Fund has a $3.5 million line of credit agreement with a bank which expires in July 2000. Borrowings under the credit agreement bear interest on the outstanding principal amount at the bank's prime rate of 8.25% at September 30, 1999. The principal balance outstanding at September 30, 1999 and December 31, 1998 was $2,361,000 and $2,561,000, respectively.

         The Fund currently has no plans to use working capital to perform major repairs or improvements to any of its properties and no acquisitions of additional properties are anticipated. It is anticipated that remaining cash and cash equivalents, current operations and the available line of credit will provide sufficient capital to satisfy the Fund's liquidity requirements.


Property Sales and Sales Proceeds Distributions

         On June 9, 1999, the Fund sold its San Francisco, California property for $5,350,000. The Fund's investment in the property was $1,941,045, net of accumulated depreciation of $882. The capital gain from the sale totaled $2,821,979, net of expenses of $586,976.

         On July 6, 1999, the Fund sold its 80% interest in the Denver, Colorado property for $5,199,200. The Fund's investment in the property was $2,930,358, net of accumulated depreciation of $10,092. The capital gain from the sale totaled $2,010,551, net of expenses of $258,291.

         On September 10, 1999, the Fund sold its two-thirds interest in the Atlanta, Georgia property for $3,666,667. The Fund's investment in the property was $1,901,984, net of accumulated depreciation of $100,285. The capital gain from the sale totaled $1,478,792, net of expenses of $285,891.

         On July 16, 1999, the Fund made two sale proceeds distributions from the sales of the San Francisco and the Denver properties totaling $4,430,433 and $4,586,915, respectively, of which 99% was allocated to assignee and limited partners. Assignee and limited partners received two sale proceeds distributions totaling $6.41 per original $25 unit. Sales proceeds totaling $678,725 were not distributed, pending resolution of state withholding tax issues.

         On October 27, 1999, the Fund distributed the balance of the San Francisco and Denver sales proceeds, totaling $678,725, which was previously held back from the July 16, 1999 distribution pending resolution of state withholding tax issues, of which 99% was allocated to assignee and limited partners. Assignee and limited partners received an additional sales proceeds distribution totaling $.49 per original $25 unit.

         Additionally, on October 27, 1999 the Fund made a sale proceeds distribution from the sale of the Atlanta property totaling $3,380,776, of which 99% was allocated to assignee and limited partners. Assignee and limited partners received a sale proceeds distribution totaling $2.40 per original $25 unit.

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

         Total parking lot rents were $666,459 and $682,702 during the three months ended September 30, 1999 and 1998, respectively, and $1,910,317 and $1,830,482 during the nine months ended September 30, 1999 and 1998, respectively. The decrease in rents during the three months ended September 30, 1999 is primarily a result of the property sales discussed above.The increase in rents during the first nine months of 1999 is primarily the result of the percentage rents earned at eight of the Fund's properties. During the nine months ended September 30, 1999, the Atlanta, Dallas-Metro, Denver, Nashville, Phoenix, San Antonio, San Francisco and Tulsa facilities earned percentage rents totaling $620,879. During the nine months ended September 30, 1998, the Atlanta, Denver, Nashville, Phoenix and San Francisco facilities earned percentage rents totaling $462,733. Increases in percentage rents are primarily due to increased gross receipts earned at the facilities. Additionally, during the nine months ended September 30, 1999, percentage rents were earned at the Dallas-Metro, San Antonio and Tulsa lots that were not earned during the same period in 1998.

         Expenses  totaled  $131,938  and  $395,960  (net  of  depreciation  and amortization) for the three and nine months ended September 30, 1999, respectively, representing decreases, compared to the same periods in 1998, of $46,022 and $81,985, respectively. The decreases are primarily the net result of increased administrative expenses, and lower professional, management, and interest expenses. Administrative costs were higher due to printing and mailing costs, in addition to time spent on Year 2000 issues. Professional fees decreased as a result of having fewer properties appraised, due to the recent sales. Management fees decreased as a result of the sales of the three properties. In addition, interest expense decreased primarily due to the lower outstanding principal balance of borrowing throughout 1999 and the lower interest rate.


Outlook

         The Fund continues to receive strong interest in several of its properties. During the second quarter of 1999, the Fund placed the Dallas-Metropolitan property under contract. The sale of this property is tentatively scheduled to close in December. The Fund has received strong interest from San Diego County regarding the purchase of the San Diego-Union property. In addition, subsequent to the second quarter, it signed a letter of intent for the sale of the San Diego-B property. The sale of each of these properties is contingent upon each of the buyers conducting certain due diligence. There is no assurance that the buyers will close on these properties.

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

         With respect to its existing computer systems, the General Partner has upgraded in order to meet the demands of its expanding business. In the process, the General Partner is taking steps to identify, correct and/or reprogram and test its existing systems for Year 2000 compliance. All new system upgrades and reprogramming efforts were substantially completed by October 29, 1999 and system testing is currently underway. However, given the complexity of the Year 2000 issues, there can be no assurances that the General Partner will be able to address the problem without costs and uncertainties that might affect future financial results of the Fund.

         The General Partner has incurred, and expects to incur additional internal costs as well as other expenses to address the necessary testing and implementation related to the Year 2000 issue. Costs are being expensed as incurred. The General Partner does not expect the amounts required to be expensed to have a material effect on the Fund's financial position or results of operations.

         The Year 2000 issue is expected to affect the systems of various entities with which the Fund and the General Partner interact including the lessee of the Fund's parking properties as well as payors, suppliers and vendors. The lessee has been queried on its Year 2000 readiness. Management believes the lessee has addressed its concerns on a timely basis and will continue to evaluate the lessee's Year 2000 readiness and develop contingency plans as appropriate. To date, Management is not aware of any significant Year 2000 issue that could materially impact the lessee. There can be no assurance, however, that data produced by systems of other entities, on which the General Partner's systems rely, will be converted on a timely basis or that a failure by another entity's systems to be Year 2000 compliant will not have a material adverse effect on the Fund.

         Management believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. Contingency plans involve system enhancement, manual workarounds, and adjusting staffing strategies. Nevertheless, Management believes that it could continue its normal business operations if compliance is delayed. The General Partner does not believe that the Year 2000 issue will materially impact the Fund's results of operations, liquidity, or capital resources.

PAGE>
                        REALTY PARKING PROPERTIES II L.P.



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

                  Inapplicable

Item 5.     Other Information

                  Inapplicable

Item 6.     Exhibits and Reports on Form 8-K

                  a)     Exhibits: Financial Data Schedule

                  b) Reports on Form 8-K:

                         Form 8-K dated July 6, 1999 described the Fund's sale of a 106,250 square foot parcel of land in Denver Colorado.

                        REALTY PARKING PROPERTIES II L.P.




                                   SIGNATURES




Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       REALTY PARKING PROPERTIES II L.P.




DATE:      11/10/99                    By:    /s/ John M. Prugh
                                           John M. Prugh
                                           President and Director
                                           Realty Parking Company II, Inc.
                                           General Partner



DATE:      11/10/99                    By:    /s/ Timothy M. Gisriel
                                           Timothy M. Gisriel
                                           Treasurer
                                           Realty Parking Company II, Inc.
                                           General Partner