Form 10-K
period 1999-12-31
REALTY PARKING PROPERTIES II LP
filed 2000-03-30
CIK 871014

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

        (Mark One)
        { X }  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

         For the fiscal year ended December 31, 1999

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

              Yes     X                                   No

  As of December 31, 1999, there were 1,392,800 Units of Assignee and Limited Partnership Interests held by non-affiliates of the Registrant. Because there is not an established public trading market for the Units, the aggregate market value of the Units held by non-affiliates of the Registrant cannot be calculated.

                       Documents Incorporated by Reference

The Annual Report for 1999 is incorporated by reference.

                        REALTY PARKING PROPERTIES II L.P.



                                      Index


Part I                                                                                Page


     Item 1.    Business                                                                 3
     Item 2.    Properties                                                               4
     Item 3.    Legal Proceedings                                                        5
     Item 4.    Submission of Matters to a Vote of Security Holders                      5


Part II.


     Item 5.    Market for Registrant's Common Equity
                   and Related Stockholder Matters                                       5
     Item 6.    Selected Financial Data                                                  5
     Item 7.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operation                                  6-7
     Item 7a.   Quantitative and Qualitative Disclosures About Market Risk               8
     Item 8.    Financial Statements and Supplementary Data                              8
     Item 9.    Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                                   8
Part III.

     Item 10.   Directors and Executive Officers of the Registrant                       9
     Item 11.   Executive Compensation                                                   9
     Item 12.   Security Ownership of Certain Beneficial Owners
                   and Management                                                       10
     Item 13.   Certain Relationships and Related Transactions                          10


Part IV.


     Item 14.   Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K                                                 10-13

     Signatures                                                                         14


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

      The Partnership has an Investment Advisory Agreement with Central Parking System, Inc. (the "Advisor"). The Advisor identified properties for purchase by the Fund and leased such properties from the Fund following acquisition. Pursuant to the Investment Advisory Agreement, the Advisor will earn a fee upon disposition of a property equal to 1.5% of the contract price for the sale of the property. Such fee is earned for services rendered to advise the general partner on the timing and pricing of property sales.

      The Properties are leased to the Advisor for a 10-year period, expiring between August 2002 and July 2004, with options to extend the leases for two additional terms of five years. Under the terms of the typical lease agreement, the Advisor is obligated to pay the Fund the greater of minimum rent plus reimbursement of real estate taxes or 65% of gross parking revenues ("percentage rent"). The minimum rents are currently equal to 7% of a property's adjusted acquisition cost, which generally equals the sum of the property's purchase price, related acquisition expenses and fees, and site preparation costs. Additionally, under the terms of the leases, the Advisor is responsible for all operating costs, including ad valorem real estate taxes and general and garage liability insurance coverage. Each lease is cancelable by the Fund upon the sale of a property and payment to the Advisor of a "termination fee." The termination fee generally equals 15% of the amount, if any, by which the property's sale proceeds exceed the original acquisition cost of the property plus a 12% compounded annual return on the original acquisition cost minus all rents received by the Fund from the Property. Some of the leases may differ from the terms outlined above in order to accommodate specific circumstances of an acquired property.

      The Fund acquired twelve Properties through 1994 and has sold four of the Properties through December 31, 1999. The Fund's investment in the Properties, including acquisition related costs and improvements, is $20,556,544 at December 31, 1999 (see Item 2. Properties).

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

      The interim use of the Properties for parking operations to produce current income is dependent upon the Advisor's ability to pay rents under the terms of the lease agreements. Rents may vary due to percentage rental payments (discussed above) which are influenced by a variety of factors, including competition, traffic levels, parking demand and the location, design and condition of the parking lot (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations).

                        REALTY PARKING PROPERTIES II L.P.

Item 2.  Properties

      The Fund owns eight properties in total, seven of which are wholly owned by the Fund. The undivided tenants-in-common ownership of one Property is noted below. The Properties are not subject to a mortgage or other lien or encumbrance under the terms of the term loan agreement, however the collateral security provision of the line of credit provides for the assignment of the Fund's rights as a lessor to its interest in the parking lot leases, contracts and income. As of December 31, 1999, the Fund owns the following Properties:


                                       Approximate                     Gross (1)           1999 (2)
           Location                    Size (Sq. Ft.)  Type         Investment Cost      Rental Income    Lease Date

Phoenix, Arizona                        275,310      surface lot    $  3,356,535          $ 336,041      5/94-4/04
Southwest corner of Van
Buren and 44th Streets

San Diego-B, California                  50,000      surface lot       2,226,652            133,104      1/94-12/03
Block bounded by 8th and 9th
Avenue and A & B Streets

San Diego-Union, California              35,000      surface lot       3,658,110            218,567      8/94-7/04
Block bounded by Union,
State, C & B Streets

Tulsa, Oklahoma                          39,646      surface lot         766,285             70,102     12/92-11/02
Block bounded by South
Boston Avenue, East 3rd
Street and South Cincinnati
Avenue (3)

Nashville, Tennessee                     57,720      surface lot       1,797,731            400,563      9/93-8/03
North side of Charlotte Avenue                       and garage
 between Fourth and Fifth
Avenues, North

Dallas-Main, Texas                       45,714      surface lot       2,200,732            161,082      1/94-12/03
Southeast corner of Main and                         and garage
St. Paul Streets

Dallas-Metro, Texas                      19,450      surface lot       4,185,681            321,725       3/94-2/04
Southeastern corner of Field and                     and garage
Elm Streets

San Antonio, Texas                       43,341      surface lot       2,364,818            179,809       7/92-8/02
Northwest corner of Dwyer
Avenue and Nueva Street
                                                                     -----------        -----------
                                                                     $20,556,544        $ 1,820,993
                                                                     ===========        ===========

(1) The gross investment cost reflects the Fund's pro-rata investment in the jointly owned Property.
(2) 1999 rental income does not include rental income from the three properties sold during 1999.
(3) The Fund owns a 60% undivided interest in the property. The remaining interest is owned by the Advisor.

                        REALTY PARKING PROPERTIES II L.P.

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

        o such a transfer would be a violation of any federal or state securities laws that may cause the Fund to be classified other than as a partnership for federal income tax purposes, and

        o such transfers would cause the Fund to be treated as a "publicly traded partnership" under Section 7704 and 469(k) of the Internal Revenue Code.

        As of December 31, 1999, there were 1,920 holders of assignee units of limited partnership interests of the registrant, owning an aggregate of 1,392,800 units.

      The Fund made four quarterly cash distributions in 1999, 1998 and 1997 totaling $1,417,459, $1,450,860 and $1,668,518, respectively, from funds provided by operations. Additionally, in 1999 and 1997 the Fund distributed sales proceeds totaling $13,076,850 and $7,204,117, respectively.

Item 6.  Selected Financial Data

      Revenues and net earnings information furnished below is for the five years ended December 31, 1999:


                                     1999                1998             1997                1996              1995
            Revenues:
        Gain on sale            $  6,311,322       $       -         $    2,708,847      $       -         $        -
        Rental income              2,286,332          2,303,706           2,589,901         2,464,856          2,252,425
        Interest income               58,612             26,396              35,447            14,495             15,020
        Net earnings               7,977,696          1,553,368           4,538,493         1,647,840          1,461,945
        Net earnings per Unit           5.58               1.10                3.23              1.17               1.04

        Total assets              20,620,474         27,582,852          27,969,119        32,476,178         32,308,790
        Note payable               2,086,000          2,561,000           3,061,000         3,061,000          2,945,000
        Partners' capital         18,117,080         24,633,693          24,531,185        28,865,327         28,844,155
        Cash distributions
          paid per Unit:
             Operations                 1.00               1.03                1.19              1.16               1.13
             Sales proceeds             9.30               -                   5.12              -                  -


           The above selected financial data should be read in conjunction with the financial statements and accompanying notes incorporated by reference in this report.

                        REALTY PARKING PROPERTIES II L.P.

7.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations

Liquidity and Capital Resources

       The Fund acquired twelve Properties through 1994 and has sold four of the Properties through December 31, 1999. The Fund does not contemplate making any major improvements to its properties during 2000.

      At December 31, 1999, the Fund had a working capital position that included cash and cash equivalents of $649,014, accounts receivable (net of real estate taxes payable) of $37,140, and accounts payable and accrued expenses of $167,094. Cash and cash equivalents increased $3,687 during 1999. This increase represents the net effect of $1,888,288 in cash provided by operating activities, $1,417,459 in quarterly cash distributions to investors, repayment of $475,000 on the outstanding note payable, $13,084,708 from the sales of properties, and $13,076,850 in sales proceeds distributions to investors.

      On February 15, 2000, the Fund made a cash distribution to investors of $222,276 of which 99% was allocated to assignee and limited partners. This distribution was derived from cash provided by operating activities during 1999.

      The Fund has a $3.5 million line of credit agreement with a bank. The interest rate on outstanding borrowings is the bank's prime rate, 8.5% at December 31, 1999. The line of credit expires in July 2000. The line of credit is expected to be repaid from sales proceeds in 2000 and will be extended beyond its maturity, if necessary. The collateral security provision of the loan agreement provides for the assignment of the Fund's rights, as a lessor to its interest in the parking lot leases, contracts and income. The principal balance at December 31, 1999 and 1998 was $2,086,000 and $2,561,000, respectively.

Results of Operations

Sales

      On June 26, 1997, the Fund sold its Seattle, Washington property for $8,000,000. The Fund's investment in the property was $4,495,270, net of accumulated depreciation of $3,191. The capital gain from the sale totaled $2,708,847, net of expenses of $795,883.

      On June 9, 1999, the Fund sold its San Francisco, California property for $5,350,000. The buyer will continue to operate the property as a parking facility in the short-term. Ultimately, however, the property is expected to be developed into a hotel. The Fund's investment in the property was $1,941,045, net of accumulated depreciation of $882. The capital gain from the sale totaled $2,821,979, net of expenses of $586,976.

      On July 6, 1999, the Fund sold its 80% interest in the Denver, Colorado property for $5,199,200 to the Advisor, who exercised its Right of First Refusal. The Advisor already owned a 20% undivided interest in the property. The Fund's investment in the property was $2,930,358, net of accumulated depreciation of $10,092. The capital gain from the sale totaled $2,010,551, net of expenses of $258,291.

      On September 10, 1999, the Fund sold its two-thirds interest in the Atlanta, Georgia property for $3,666,667 to Urban Growth Property Trust, a national parking operator. The Fund's investment in the property was $1,901,983, net of accumulated depreciation of $100,285. The capital gain from the sale totaled $1,478,792, net of expenses of $285,892.

                        REALTY PARKING PROPERTIES II L.P.

7.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Operations

      Parking lot rental income includes base rents and percentage rents earned pursuant to lease agreements in effect during each period. The Fund leases its facilities to the Advisor under terms that typically include a minimum rent calculated as a percentage of certain acquisition costs. In addition, the Advisor is typically obligated to pay percentage rent, calculated as a percentage of gross parking revenues.

      Parking lot rental income totaled $2,286,332, $2,303,706 and $2,589,901 in 1999, 1998 and 1997, respectively. The decline in parking lot rental income in 1999 is the result of the sales of the San Francisco, Denver and Atlanta properties. The sales of the three properties in June, July and September caused base rental income to decline $188,345 in 1999. The increased percentage rents in 1999 net of the decrease in minimum rents caused a slight decrease in rental income in 1999 from 1998.

      During 1999, percentage rents were earned at the Nashville, Tulsa, Atlanta, Denver, San Francisco, Phoenix, Dallas-Metro and San Antonio facilities totaling $644,904. Percentage rents increased 36% over 1998, primarily due to the increased payments from six of the properties, in addition to earning percentage rents from the San Antonio and Dallas-Metro facilities, which did not generate percentage rents in 1998. During 1998, percentage rents were earned at the Nashville, Tulsa, Atlanta, Denver, San Francisco and Phoenix facilities totaling $473,933. During 1997, percentage rents were earned at the Nashville, Tulsa, Atlanta, San Francisco, Phoenix and Dallas Metro facilities totaling $642,958. The changes in percentage rents earned during 1999, 1998 and 1997 are a function of changes in revenues earned at the facilities.

      Expenses in 1999, net of amortization and depreciation, were $515,501, reflecting a $82,901 decrease from 1998. This decrease is primarily due to reduced consulting fees, and lower management fees due to the sales of the San Francisco, Denver and Atlanta properties. In addition, interest expense decreased due to the lower balance on the note payable.

      Expenses in 1998, net of amortization and depreciation, were $598,402, reflecting a $17,186 decrease from 1997 levels. This decrease is primarily due to reduced management fees as a result of the Seattle property sale and a reduction of interest expense due to the lower balance on the note payable and a reduced interest rate for the full year in 1998.

Outlook

      On January 31, 2000, the Fund sold its Dallas-Metro, Texas property for $7,000,000, including cash of $6,450,000 and a second lien promissory note of $550,000. The Fund's investment in the property was $3,673,210, net of accumulated depreciation of $512,472. The capital gain from the sale totaled $3,004,532, net of expenses of $322,258. The second lien promissory note of $550,000 is secured by a Second Deed of Trust and is due on or before October 31, 2000. Interest on the unpaid principal balance will accrue at the rate of 15% per annum. The sale resulted in a distribution to investors in the amount of $4.36 per Unit on March 22, 2000.

              On March 10, 2000, the buyer for the San Diego-B property decided to proceed with the purchase of the property, who will continue to use the property as a parking facility. The property is tentatively set to close on May 15, 2000. Management is also in discussions with the County of San Diego for the sale of the San Diego-Union property. There is no assurance, however, that the prospective buyers will close on the properties.

                        REALTY PARKING PROPERTIES II L.P.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

      The market risk associated with financial instruments and derivative financial and commodity instruments is the risk of loss from adverse changes in market prices or rates. The Fund's market risk arises primarily from interest rate risk relating to borrowings under its line of credit which bear interest at the prime rate of interest of a designated bank. Borrowings under the line of credit are due in July 2000. The Fund does not expect that it will make additional borrowings under the line. The line of credit is expected to be repaid from sales proceeds throughout 2000 and will be extended beyond its maturity, if necessary. Additionally, the Fund intends to continue reducing the outstanding balance to the extent cash flows from operating activities exceed amounts needed to provide for regular quarterly distributions to the partners and liquidity needs. Assuming the outstanding balance were to remain unchanged from that at December 31, 1999 ($2,086,000), a 1% increase in the prime rate of interest would reduce the Fund's net earnings by approximately $20,860 on an annualized basis.

Item 8.  Financial Statements and Supplementary Data

      Index to Financial Statements:
                                                         Page(s)
                                                    Herein    Annual Report

           Independent Auditors' Report                11             4
           Balance Sheets                                             5
           Statements of Operations                                   6
           Statements of Partners' Capital                            7
           Statements of Cash Flows                                   8
           Notes to Financial Statements                           9-15
           Financial Statement Schedule
             Schedule III - Real Estate and
             Accumulated Depreciation               12-13

      All other schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto.

Item 9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure

      None.

                        REALTY PARKING PROPERTIES II L.P.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

      The General Partner of the Fund is Realty Parking Company II, Inc. The Fund's principal executive office is located at 225 East Redwood Street, Baltimore, Maryland 21202, telephone (410) 727-4083. The General Partner has primary responsibility for the selection and negotiation of terms concerning the acquisition of the Properties' sites, selecting a manager for the interim investments, and the structure of the offering and of the Fund. The General Partner is responsible for overseeing the performance of those who contract with the Fund, as well as making decisions with respect to the financing, sale and liquidation of the Fund's assets. It provides all reports to and communications with investors and others, all distributions and allocations to investors, the administration of the Fund's business and all filings with the Securities and Exchange Commission and other federal or state regulatory authorities. The Agreement of Limited Partnership provides for the removal of the General Partner and the election of a successor or additional general partner by investors holding a majority in interest of the Units.

 The directors and principal officers of the General Partner are as follows:

     John M. Prugh, age 51, has been a Director and President of the General Partner since 1990 and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1984. Mr. Prugh graduated from Gettysburg College in 1970, and was designated a Certified Property Manager by the Institute of Real Estate Management in 1979. He has worked in property management for H. G. Smithy Co., in Washington, D.C., and Dreyfus Bros., Inc. in Bethesda, Maryland. Since 1977, Mr. Prugh has been involved in managing, administering, developing and selling real estate investment projects sponsored by Alex. Brown Realty, Inc. and its subsidiaries.

     Peter E. Bancroft, age 47, has been a Director and Vice President of the General Partner since 1990 and a Senior Vice President of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1983. Mr. Bancroft graduated from Amherst College in 1974, attended the University of Edinburgh, and received a J.D. degree from the University of Virginia School of Law in 1979. Prior to joining Alex. Brown Realty, Inc. in 1983, Mr. Bancroft held legal positions with Venable, Baetjer and Howard and T. Rowe Price Associates, Inc.

     Terry F. Hall, age 53, has been a Vice President and Secretary of the General Partner since 1990 and a Vice President and Secretary of, and Legal Counsel for, Alex. Brown Realty, Inc. since 1989. Mr. Hall graduated from the University of Nebraska- Lincoln in 1968, and received a J.D. degree from the University of Pennsylvania Law School in 1973. Prior to joining Alex. Brown Realty, Inc. in 1986, Mr. Hall was a Partner at the law firm of Venable, Baetjer and Howard from 1981 to 1986 and an associate at the same firm from 1973 to 1981.

     Timothy M. Gisriel, age 43, has been the Treasurer of the General Partner and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1990. He was the Controller of Alex. Brown Realty, Inc. and Armata Financial Corp. from 1984 through 1990. Mr. Gisriel graduated from Loyola College in 1978 and received his Masters of Business Administration degree from the Robert G. Merrick School of Business, University of Baltimore, in 1993. Prior to joining Alex. Brown Realty, Inc. in 1984, Mr. Gisriel was an audit supervisor in the Baltimore office of Coopers & Lybrand. He is a Maryland Certified Public Accountant.

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

      At December 31, 1999, the Advisor held 42,104 Units (an approximate 3.0% investment in the Fund).

      There are no arrangements known to the Fund, the operation of which may, at a subsequent date, result in a change of control of the registrant.

Item 13.   Certain Relationships and Related Transactions

      The General Partner and its affiliates have and are permitted to engage in transactions with the Fund. For a summary of fees paid during 1999, 1998 and 1997 to the General Partner and its affiliates, see Note 6, "Related Party Transactions", in Item 8, Financial Statements, herein.

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

             (13)   Annual Report for 1999.

     (b)   Reports on Form 8-K:  None.

                          INDEPENDENT AUDITORS' REPORT


The Partners
Realty Parking Properties II L.P.:


Under date of January 21, 2000, we reported on the balance sheets of Realty Parking Properties II L.P. as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for each of the years in the three-year period ended December 31, 1999 as contained in the 1999 Annual Report. These financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for 1999. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Fund's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                             /s/       KPMG LLP


Baltimore, Maryland
January 21, 2000

REALTY PARKING PROPERTIES II L.P.
SCHEDULE III. REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1999
                                                                    page 1 of 2

        COLUMN A                                 COLUMN C                   COLUMN D                   COLUMN E
                                                                        COST CAPITALIZED             GROSS AMOUNT
                                                                           SUBSEQUENT               AT WHICH CARRIED
                                           INITIAL COST TO THE           TO ACQUISITION            AT CLOSE OF PERIOD
                                              PARTNERSHIP              LAND       BUILDING        LAND &     BUILDING &
       DESCRIPTION                        LAND         BUILDING    IMPROVEMENTS  IMPROVEMENTS  IMPROVEMENTS IMPROVEMENTS     TOTAL

PHOENIX, ARIZONA
approximately 275,310 square-foot
surface parking lot                    $3,251,487                    105,048                    3,356,535          0      3,356,535

SAN DIEGO-B, CALIFORNIA
approximately 50,000 square-foot
surface parking lot                     2,197,540                     29,112                    2,226,652          0      2,226,652

SAN DIEGO-UNION, CALIFORNIA
approximately 35,000 square-foot
surface parking lot                     3,596,425                     61,684                    3,658,110          0      3,658,110

TULSA, OKLAHOMA
approximately 39,646 square-foot
surface parking lot                       765,857                        428                      766,285          0        766,285

NASHVILLE, TENNESSEE
approximately 57,720 square-foot
surface parking lot and garage          1,101,312       134,525      133,902         427,992    1,235,214    562,517      1,797,731

DALLAS-MAIN, TEXAS
approximately 45,714 square-foot
surface parking lot and garage          1,351,734       768,578      (21,138)        101,558    1,330,596    870,136      2,200,732

DALLAS-METRO, TEXAS
approximately 19,450 square-foot
surface parking lot and garage            778,602     3,384,762                       22,317      778,602  3,407,079      4,185,681

SAN ANTONIO, TEXAS
approximately 43,341 square-foot
surface parking lot                     2,358,144                      6,674                    2,364,818         0       2,364,818

                                      -----------     ---------      -------         -------   ----------  ---------     ----------
                                      $15,401,101     4,287,865      315,710         551,867   15,716,812  4,839,732     20,556,544
                                      ===========     =========      =======         =======   ==========  =========     ==========

REALTY PARKING PROPERTIES II L.P.
SCHEDULE III. REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1999
                                                                   page 2 of 2

         COLUMN A                               COLUMN F     COLUMN H      COLUMN I
                                                                            LIFE ON
                                                                             WHICH
                                               ACCUMULATED               DEPRECIATION
                                              DEPRECIATION     DATE      IN LATEST I/S
       DESCRIPTION                              ("A/D")      ACQUIRED     IS COMPUTED

PHOENIX, ARIZONA
approximately 275,310 square-foot
surface parking lot                              28,592       06/94       SEE NOTE 5

SAN DIEGO-B, CALIFORNIA
approximately 50,000 square-foot
surface parking lot                                N/A       12/93           N/A

SAN DIEGO-UNION, CALIFORNIA
approximately 35,000 square-foot
surface parking lot                              37,665      07/94        SEE NOTE 5

TULSA, OKLAHOMA
approximately 39,646 square-foot
surface parking lot                                N/A       11/92           N/A

NASHVILLE, TENNESSEE
approximately 57,720 square-foot
surface parking lot and garage                  128,061      02/92        SEE NOTE 5

DALLAS-MAIN, TEXAS
approximately 45,714 square-foot
surface parking lot and garage                  165,734      02/93        SEE NOTE 5

DALLAS-METRO, TEXAS
approximately 19,450 square-foot
surface parking lot and garage                  512,472      02/94        SEE NOTE 5

SAN ANTONIO, TEXAS
approximately 43,341 square-foot
surface parking lot                                N/A       06/92           N/A
                                                -------
                                                872,524


(1)                                                        1999                         1998                    1997
                                               REAL ESTATE         A/D      REAL ESTATE      A/D    REAL ESTATE      A/D

BALANCE AT BEGINNING OF PERIOD                 $27,441,189     823,717       27,441,189  651,385     31,939,650  481,828
ADDITIONS                                              -       160,066              -    172,332            -    172,748
REAL ESTATE SOLD                                (6,884,645)   (111,259)             -        -       (4,498,461)  (3,191)
                                               -----------    --------       ----------  -------     ----------  -------
BALANCE AT CLOSE OF PERIOD                     $20,556,544     872,524       27,441,189  823,717     27,441,189  651,385
                                               ===========    ========       ==========  =======     ==========  =======


(2) AGGREGATE COST FOR FEDERAL INCOME TAX PURPOSES IS $20,556,544 AT DECEMBER 31, 1999.
(3) SEE NOTE 3 OF NOTES TO THE FINANCIAL STATEMENTS FOR INFORMATION REGARDING THE FUND'S
    INVESTMENT IN REAL ESTATE.
(4) THERE ARE NO ENCUMBRANCES ON THE REAL ESTATE SET FORTH ABOVE.
(5) LAND IMPROVEMENTS ARE DEPRECIATED OVER 15 YEARS STRAIGHT LINE
    BUILDING  AND  IMPROVEMENTS  IN  SERVICE  PRIOR  TO  JANUARY  1,  1994  ARE
    DEPRECIATED  OVER 31.5 YEARS  STRAIGHT  LINE BUILDING AND  IMPROVEMENTS  IN
    SERVICE AFTER JANUARY 1, 1994 ARE DEPRECIATED OVER 39 YEARS STRAIGHT LINE


                        REALTY PARKING PROPERTIES II L.P.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            REALTY PARKING PROPERTIES II L. P.



DATE:     3/29/00                           BY:  /s/   John M. Prugh
                                            John M. Prugh
                                            President and Director
                                            Realty Parking Company II, Inc.
                                            General Partner


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following in the capacities and on the dates indicated.

DATE:     3/29/00                           BY:  /s/   John M. Prugh
                                            John M. Prugh
                                            President and Director
                                            Realty Parking Company II, Inc.
                                            General Partner



DATE:     3/29/00                           BY:  /s/  Peter E. Bancroft
                                            Peter E. Bancroft
                                            Vice President and Director
                                            Realty Parking Company II, Inc.
                                            General Partner


DATE:     3/29/00                           BY:  /s/  Terry F. Hall
                                            Terry F. Hall
                                            Vice President and Secretary
                                            Realty Parking Company II, Inc.
                                            General Partner



DATE:     3/29/00                           BY:  /s/  Timothy M. Gisriel
                                            Timothy M. Gisriel
                                            Treasurer
                                            Realty Parking Company II, Inc.
                                            General Partner