Form 10-Q
period 2000-03-31
REALTY PARKING PROPERTIES II LP
filed 2000-05-11
CIK 871014

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


(Mark One)
        { X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended  March 31, 2000

        {   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

      For Quarter Ended March 31, 2000      Commission file number 000-20147

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

        Yes     X                                    No

                        REALTY PARKING PROPERTIES II L.P.


                                      INDEX

                                                                     Page No.
Part I.    Financial Information

     Item 1.  Financial Statements

                 Balance Sheets                                             1
                 Statements of Operations                                   2
                 Statements of Partners' Capital                            3
                 Statements of Cash Flows                                   4
                 Notes to Financial Statements                            5-6


     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      7-8


     Item 3.  Quantitative and Qualitative Disclosures

                 About Market Risk                                          9



Part II.   Other Information

     Item 1. through Item 6.                                                9

     Signatures                                                            10

                        REALTY PARKING PROPERTIES II L.P.
                                 Balance Sheets

                                                                                  March 31,
                                                                                    2000           December 31,
                                                                                 (Unaudited)           1999
                                                                             ------------------  -----------------
Assets
  Investment in real estate                                                  $      15,995,275   $     19,684,020
  Cash and cash equivalents                                                            683,673            649,014
  Accounts receivable                                                                  184,390            287,440
  Note receivable                                                                      550,000                  -
                                                                             ------------------  -----------------

                                                                             $      17,413,338   $     20,620,474
                                                                             ==================  =================


Liabilities and Partners' Capital

    Accounts payable                                                         $          65,012   $        104,024
    Due to affiliates                                                                   72,649             63,070
    Real estate taxes payable                                                          147,220            250,300
    Note payable                                                                     2,086,000          2,086,000
                                                                             ------------------  -----------------
                                                                                     2,370,881          2,503,394
                                                                             ------------------  -----------------


  Partners' Capital

    General Partner                                                                          -                  -
    Assignee and Limited Partnership
        Interests - $25 stated value per
        unit, 1,392,800 units outstanding                                           15,042,357         18,116,980
    Subordinated Limited Partner                                                           100                100
                                                                             ------------------  -----------------
                                                                                    15,042,457         18,117,080
                                                                             ------------------  -----------------

                                                                             $      17,413,338   $     20,620,474
                                                                             ==================  =================


                 See accompanying notes to financial statements

                        REALTY PARKING PROPERTIES II L.P.
                            Statements of Operations

                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                  March 31,          March 31,
                                                                                    2000               1999
                                                                            -------------------------------------
Revenues
   Parking lot rental                                                        $         342,877   $        476,872
   Interest income                                                                      44,899              4,691
                                                                             ------------------  -----------------
                                                                                       387,776            481,563
                                                                             ------------------  -----------------

Expenses

   Administrative, including amounts to affiliate                                       28,273             24,327
   Professional fees                                                                     5,000              6,000
   Management fees to affiliate                                                         31,868             52,008
   Interest expense                                                                     45,457             50,576
   Depreciation                                                                         15,535             43,083
   Amortization                                                                              -              1,500
                                                                               ----------------  -----------------

                                                                                       126,133            177,494
                                                                             ------------------  -----------------

Earnings from operations                                                               261,643            304,069

Gain on sale of property, net                                                        3,013,752                  -
                                                                             ------------------  -----------------

Net earnings                                                                 $       3,275,395   $        304,069
                                                                             ==================  =================

Net earnings per unit of assignee and
  limited partnership interest-basic                                         $            2.31   $           0.22
                                                                             ==================  =================



                 See accompanying notes to financial statements

                        Realty Parking Properties II L.P.

                         Statements of Partners' Capital

               For the Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)


                                           Assignee
                                         and Limited         Subordinated
                                         Partnership            Limited            General
                                           Interests            Partner            Partner             Total
                                       ---------------------------------------------------------------------------
Balance at December 31, 1999           $     18,116,980   $             100  $               -   $     18,117,080

Net earnings                                  3,211,895                   -             63,500          3,275,395

Distributions to partners -
     Operations                                (220,053)                  -             (2,223)          (222,276)
     Sales proceeds                          (6,066,465)                  -            (61,277)        (6,127,742)
                                       -----------------  ------------------ ------------------  -----------------

Balance at March 31, 2000              $     15,042,357   $             100  $               -   $     15,042,457
                                       =================  ================== ==================  =================



Balance at December 31, 1998           $     24,696,690   $             100  $         (63,097)  $     24,633,693

Net earnings                                    301,028                   -              3,041            304,069

Distribution to partners                       (363,416)                  -             (3,671)          (367,087)
                                       -----------------  ------------------ ------------------  -----------------

Balance at March 31, 1999              $     24,634,302   $             100  $         (63,727)  $     24,570,675
                                       =================  ================== ==================  =================




                 See accompanying notes to financial statements

                        REALTY PARKING PROPERTIES II L.P.
                            Statements of Cash Flows

                                   (Unaudited)

                                                                      Three Months Ended
                                                                 March 31,          March 31,
                                                                   2000               1999
                                                            -------------------------------------

Cash flows from operating activities
   Net earnings                                             $       3,275,395   $        304,069
   Adjustments to reconcile net earnings to net cash
     provided by operating activities
       Gain on sale of property, net                               (3,013,752)                 -
       Depreciation                                                    15,535             43,083
       Amortization                                                         -              1,500
       Changes in assets and liabilities
         Increase in accounts receivable and
             real estate taxes payable, net                               (30)            (4,964)
         Increase (decrease) in accounts payable                      (39,012)             6,648
         Increase in due to affiliates                                  9,579             20,113
                                                            ------------------  -----------------
Net cash provided by operating activities                             247,715            370,449
                                                            ------------------  -----------------


Cash flows from investing activities -
   proceeds from sale of property, net                              6,136,962                  -
                                                            ------------------  -----------------


Cash flows from financing activities -
   distributions to partners                                       (6,350,018)          (367,087)
                                                            ------------------   ----------------


Net increase in cash and cash equivalents                              34,659              3,362
Cash and cash equivalents
   Beginning of period                                                649,014            645,327
                                                            ------------------  -----------------

   End of period                                            $         683,673   $        648,689
                                                            ==================  =================



                 See accompanying notes to financial statements

                        REALTY PARKING PROPERTIES II L.P.

                          Notes to Financial Statements
                                 March 31, 2000
                                   (Unaudited)


Note 1 - The Fund and Basis of Preparation

The accompanying financial statements of Realty Parking Properties II L.P. (the "Fund") do not include all of the information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of financial position, operating results and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The unaudited interim financial information should be read in conjunction with the financial statements contained in the 1999 Annual Report.

Note 2 - Cash and Cash Equivalents

The Fund considers all short-term investments with maturities of three months or less at dates of purchase as cash equivalents. Cash and cash equivalents consist of cash and a money market account and are stated at cost, which approximates market value at March 31, 2000 and December 31, 1999.

Note 3 - Investment in Real Estate

Investment in real estate is summarized as follows:


                                             March 31, 2000    December 31, 1999

         Land                                  $ 14,938,208        $ 15,716,812
         Building                                 1,432,654           4,839,732
                                                 16,370,862          20,556,544
         Less:  accumulated depreciation           (375,587)           (872,524)
                  Total                        $ 15,995,275        $ 19,684,020

Depreciation of the garage structures is computed using the straight-line method over 31.5 years for property placed in service prior to January 1, 1994 and 39 years for property placed in service after January 1, 1994.

Note 4 - Sale of Property

On January 31, 2000, the Fund sold its Dallas-Metro, Texas property for $7,000,000, including cash of $6,450,000 and a second lien promissory note of $550,000. The Fund's investment in the property was $3,673,210, net of accumulated depreciation of $512,472. The capital gain from the sale totaled $3,013,752, net of expenses of $313,038. The second lien promissory note of $550,000 is secured by a Second Deed of Trust and is due on October 31, 2000. Interest on the unpaid principal balance accrues at the rate of 15% per annum.

                        REALTY PARKING PROPERTIES II L.P.

                          Notes to Financial Statements
                                 March 31, 2000
                                   (Unaudited)


Note 5 - Related Party Transactions

The General Partner earned an asset-based management fee of $31,868 and $52,008 for advising the Fund and managing its investments during the three months ended March 31, 2000 and 1999, respectively. This fee is equal to 0.75% of the Fund's capital contributions invested in certain properties or fair values based on updated appraisals for certain other properties. Additionally, the General Partner was reimbursed for certain costs incurred relating to administrative services for the Fund totaling $40,781 and $22,488 during the three months ended March 31, 2000 and 1999, respectively.

Note 6 - Note payable

The Fund has a $3.5 million line of credit agreement with a bank. The interest rate on outstanding borrowings is the bank's prime rate, 9% at March 31, 2000. The line of credit expires in July 2000. The line of credit is expected to be repaid from sales proceeds throughout 2000 and will be extended beyond its maturity, if necessary. The collateral security provision of the loan agreement provides for the assignment of the Fund's rights as a lessor to its interest in the parking lot leases, contracts and income. The principal balance outstanding at March 31, 2000 and December 31, 1999 was $2,086,000. Interest paid on the outstanding principal balance totaled $45,457 and $50,576 for the three months ended March 31, 2000 and 1999, respectively.

Note 7 - Net Earnings Per Unit of Assignee and Limited Partnership Interest

Net earnings per unit of assignee and limited partnership interest as disclosed on the Statements of Operations is based upon 1,392,800 units outstanding.

Note 8 - Subsequent Events

On April 5, 2000, the Fund received a $350,000 payment from the issuer of the promissory note. The Fund used the cash to reduce the principal balance on the note payable.

                        REALTY PARKING PROPERTIES II L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Liquidity and Capital Resources

    The Fund does not contemplate making any major improvements to it properties during 2000.

    At March 31, 2000, the Fund had a working capital position that includes cash and cash equivalents of $683,673, accounts receivable (net of real estate taxes payable) of $37,170, and accounts payable and accrued expenses of $137,661. Cash and cash equivalents increased $34,659 during the quarter ended March 31, 2000. This increase represents the net effect of $247,715 in cash provided by operating activities, $6,136,962 from the sale of a property, a quarterly cash distribution to investors of $222,276 and a sale proceeds distribution to investors of $6,127,742. It is anticipated that remaining cash and cash equivalents, current operations and the available line of credit will provide sufficient capital to satisfy the Fund's liquidity requirements.

    On May 12, 2000, the Fund plans to make a cash distribution totaling $232,279, of which 99% will be allocated to Assignee and Limited Partners. Assignee and Limited Partners will receive a cash distribution of approximately $.17 per unit.

    The Fund has a $3.5 million line of credit agreement with a bank. The interest rate on outstanding borrowings is the bank's prime rate, 9% at March 31, 2000. The line of credit expires in July 2000. The line of credit is expected to be repaid from sales proceeds throughout 2000 and will be extended beyond its maturity, if necessary. The collateral security provision of the loan agreement provides for the assignment of the Fund's rights as a lessor to its interest in the parking lot leases, contracts and income. The principal balance outstanding at March 31, 2000 and December 31, 1999 was $2,086,000.

Results of Operations

Sale

    On January 31, 2000, the Fund sold its Dallas-Metro, Texas property for $7,000,000, including cash of $6,450,000 and a second lien promissory note of $550,000. The Fund's investment in the property was $3,673,210, net of accumulated depreciation of $512,472. The capital gain from the sale totaled $3,013,752, net of expenses of $313,038. The second lien promissory note of $550,000 is secured by a Second Deed of Trust and is due on or Before October 31, 2000. Interest on the unpaid principal balance accrues at the rate of 15% per annum.

    On April 5, 2000, the Fund received a $350,000 payment from the issuer of the promissory note. The Fund used the cash to reduce the principal balance on the note payable.

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

    Total parking lots rents of $342,877 were earned during the first quarter of 2000, reflecting a $133,995 decrease from 1999. The decrease is primarily the result of the sale of three properties during 1999 and the sale of the Dallas-Metro garage in January 2000.

    Interest income totaling $44,899 was earned during the first quarter of 2000, reflecting a $40,208 increase over 1999. The increased is primarily a result of higher cash balances during the first quarter of 2000 (from property sales) and the interest earned on the note receivable.

                        REALTY PARKING PROPERTIES II L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Results of Operations (continued)

    Expenses in 2000, net of depreciation and amortization, totaled $110,598, reflecting a $22,313 decrease from 1999. The decrease is primarily due to lower management fees as a result of the three properties that were sold during 1999 and the property that was sold in January 2000. In addition, interest expense decreased due to the lower balance on the note payable.

Outlook

    On March 10, 2000, the buyer for the San Diego-B property decided to proceed with the purchase of the property, which it will continue to use as a parking facility. The sale is tentatively set to close on May 15, 2000. Management is also in discussions with the County of San Diego for the sale of the San Diego-Union property. A portion of the proceeds from the sales of these two properties will be used to payoff the Fund's line of credit with the bank. There is no assurance, however, that the prospective buyers will close on the properties.

                        REALTY PARKING PROPERTIES II L.P.


PART I.   FINANCIAL INFORMATION


Item 3.     Quantitative and Qualitative Disclosures About Market Risk

                  No significant change in the Fund's market risk has occurred since December 31, 1999.



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

                  Inapplicable

Item 5.     Other Information

                  Inapplicable

Item 6.     Exhibits and Reports on Form 8-K

                      a)     Exhibits: Financial Data Schedule

                      b)     Reports on Form 8-K:

                             Form 8-K dated January 31, 2000 described the Fund's sale of a 600-car parking garage located in Dallas, Texas.

                        REALTY PARKING PROPERTIES II L.P.




                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       REALTY PARKING PROPERTIES II L.P.




DATE:       5/11/00                    By:    /s/ John M. Prugh
                                         John M. Prugh
                                         President and Director
                                         Realty Parking Company II, Inc.
                                         General Partner




DATE:       5/11/00                    By:    /s/ Timothy M. Gisriel
                                         Timothy M. Gisriel
                                         Treasurer
                                         Realty Parking Company II, Inc.
                                         General Partner