Form 10-Q
period 2000-06-30
REALTY PARKING PROPERTIES II LP
filed 2000-08-14
CIK 871014

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


(Mark One)
        { X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2000

        {   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

      For Quarter Ended June 30, 2000      Commission file number 000-20147

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

                        REALTY PARKING PROPERTIES II L.P.
                                 Balance Sheets


                                                              June 30,
                                                                2000           December 31,
                                                             (Unaudited)           1999
                                                         ------------------  -----------------

Assets

  Investment in real estate                              $      13,753,087   $     19,684,020
  Cash and cash equivalents                                        872,974            649,014
  Accounts receivable                                              183,013            287,440
  Note receivable                                                  200,000                  -
                                                         ------------------  -----------------

                                                         $      15,009,074   $     20,620,474
                                                         ==================  =================


Liabilities and Partners' Capital

    Accounts payable                                     $         112,329   $        104,024
    Due to affiliates                                               53,887             63,070
    Real estate taxes payable                                      147,220            250,300
    Deposit                                                         60,000                  -
    Note payable                                                   736,000          2,086,000
                                                         ------------------  -----------------
                                                                 1,109,436          2,503,394
                                                         ------------------  -----------------


  Partners' Capital

    General Partner                                                      -                  -
    Assignee and Limited Partnership
        Interests - $25 stated value per
        unit, 1,392,800 units outstanding                       13,899,538         18,116,980
    Subordinated Limited Partner                                       100                100
                                                         ------------------  -----------------
                                                                13,899,638         18,117,080
                                                         ------------------  -----------------

                                                         $      15,009,074   $     20,620,474
                                                         ==================  =================

                 See accompanying notes to financial statements
                                        1

                        REALTY PARKING PROPERTIES II L.P.
                            Statements of Operations
                                   (Unaudited)


                                                Three Months Ended                      Six Months Ended
                                            June 30,          June 30,            June 30,           June 30,
                                              2000              1999                2000               1999
                                        ----------------------------------   -------------------------------------

Revenues

   Parking lot rental                   $       400,994   $       766,987    $         743,871   $      1,243,858
   Interest income                               22,709            13,790               67,608             18,481
                                        ----------------  ----------------   ------------------  -----------------
                                                423,703           780,777              811,479          1,262,339
                                        ----------------  ----------------   ------------------  -----------------

Expenses

   Administrative, including amounts
       to related party                          25,033            22,775               53,306             47,102
   Professional fees                              5,000             4,000               10,000             10,000
   Management fees to related party              26,914            52,662               58,782            104,670
   Interest expense                              33,610            51,674               79,067            102,250
   Depreciation                                  15,535            42,232               31,070             85,315
   Amortization                                       -             1,503                    -              3,003
                                        ----------------  ----------------   ------------------  -----------------
                                                106,092           174,846              232,225            352,340
                                        ----------------  ----------------   ------------------  -----------------

Earnings from operations                        317,611           605,931              579,254            909,999

Gain on sale of property, net                 1,870,024         2,818,169            4,883,776          2,818,169
                                        ----------------  ----------------   ------------------  -----------------

Net earnings                            $     2,187,635   $     3,424,100    $       5,463,030   $      3,728,168
                                        ================  ================   ==================  =================

Net earnings per unit of assignee and
  limited partnership interest-basic    $          1.54   $          2.43    $            3.85   $           2.65
                                        ================  ================   ==================  =================

                 See accompanying notes to financial statements
                                        2

                        Realty Parking Properties II L.P.
                         Statements of Partners' Capital
                 For the Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)


                                           Assignee

                            and Limited Subordinated
                           Partnership Limited General

                                           Interests            Partner            Partner             Total
                                       ---------------------------------------------------------------------------

Balance at December 31, 1999           $     18,116,980   $             100  $               -   $     18,117,080

Net earnings                                  5,366,225                   -             96,805          5,463,030

Distributions to partners -
     Operations                                (450,010)                  -             (4,546)          (454,556)
     Sales proceeds                          (9,133,657)                  -            (92,259)        (9,225,916)
                                       -----------------  ------------------ ------------------  -----------------

Balance at June 30, 2000               $     13,899,538   $             100  $               -   $     13,899,638
                                       =================  ================== ==================  =================



Balance at December 31, 1998           $     24,696,690   $             100  $         (63,097)  $     24,633,693

Net earnings                                  3,690,886                   -             37,282          3,728,168

Distributions to partners                      (744,138)                  -             (7,517)          (751,655)
                                       -----------------  ------------------ ------------------  -----------------

Balance at June 30, 1999               $     27,643,438   $             100  $         (33,332)  $     27,610,206
                                       =================  ================== ==================  =================

                 See accompanying notes to financial statements
                                        3

                        REALTY PARKING PROPERTIES II L.P.
                            Statements of Cash Flows
                                   (Unaudited)


                                                                             Six Months Ended
                                                                        June 30,           June 30,
                                                                          2000               1999
                                                                   -------------------------------------

Cash flows from operating activities
   Net earnings                                                    $       5,463,030   $      3,728,168
   Adjustments to reconcile net earnings to net cash
     provided by operating activities
       Gain on sales of properties, net                                   (4,883,776)        (2,818,169)
       Depreciation                                                           31,070             85,315
       Amortization                                                                -              3,003
       Changes in assets and liabilities
         Decrease (increase) in accounts receivable
             and real estate taxes payable, net                                1,347            (52,524)
         Increase (decrease) in accounts payable                               8,305            (16,717)
         Increase (decrease) in due to affiliate                              (9,183)            36,736
                                                                   ------------------  -----------------
Net cash provided by operating activities                                    610,793            965,812
                                                                   ------------------  -----------------

Cash flows from investing activities
   Proceeds from sales of properties, net                                 10,583,639          4,759,214
   Deposit                                                                    60,000                  -
                                                                   ------------------  -----------------
Net cash provided by investing activities                                 10,643,639          4,759,214
                                                                   ------------------  -----------------

Cash flows from financing activities
   Distributions to partners                                              (9,680,472)          (751,665)
   Repayment of note payable                                              (1,350,000)                 -
                                                                   ------------------  -----------------
Net cash used in financing activities                                    (11,030,472)          (751,665)
                                                                   ------------------  -----------------

Net increase in cash and cash equivalents                                    223,960          4,973,361
Cash and cash equivalents
   Beginning of period                                                       649,014            645,327
                                                                   ------------------  -----------------

   End of period                                                   $         872,974   $      5,618,688
                                                                   ==================  =================

                 See accompanying notes to financial statements
                                        4

                        REALTY PARKING PROPERTIES II L.P.

                          Notes to Financial Statements
                                  June 30, 2000

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

Note 2 - Cash and Cash Equivalents

The Fund considers all short-term investments with maturities of three months or less at dates of purchase as cash equivalents. Cash and cash equivalents consist of cash and a money market account and are stated at cost, which approximates market value at June 30, 2000 and December 31, 1999.

Note 3 - Investment in Real Estate

Investment in real estate is summarized as follows:


                                                     June 30, 2000      December 31, 1999

         Land                                        $ 12,711,555        $ 15,716,812
         Building                                       1,432,654           4,839,732
                                                       14,144,209          20,556,544
                                                       ----------          ----------
         Less:  accumulated depreciation                 (391,122)           (872,524)
                                                         --------            --------
                  Total                              $ 13,753,087        $ 19,684,020
                                                     ============        ============

Depreciation of the garage structures is computed using the straight-line method over 31.5 years for property placed in service prior to January 1, 1994 and 39 years for property placed in service after January 1, 1994.

Note 4 - Deposit

On May 16, 2000 the Fund entered into a land option agreement for the sale of its San Diego-Union, California property for $5,320,000. The agreement expires one year from the date of contract and provides for a non-refundable option consideration in the amount of $60,000, which will be credited against the purchase price.

Note 5 - Sales of Property

On January 31, 2000, the Fund sold its Dallas-Metro, Texas property for $7,000,000, including cash of $6,450,000 and a second lien promissory note of $550,000. The Fund's investment in the property was $3,673,210, net of accumulated depreciation of $512,472. The capital gain from the sale totaled $3,013,752, net of expenses of $313,038. The second lien promissory note of $550,000 is secured by a Second Deed of Trust and is due on October 31, 2000. The Fund collected $350,000 of the promissory note in April, 2000. Interest on the unpaid principal balance accrues at the rate of 15% per annum.

On May 15, 2000, the Fund sold its San Diego-B, California property for $4,328,000. The Fund's investment in the property was $2,226,652. The capital gain from the sale totaled $1,870,024, net of expenses of $231,324.

                        REALTY PARKING PROPERTIES II L.P.

                          Notes to Financial Statements
                                  June 30, 2000

                                   (Unaudited)


Note 6 - Related Party Transactions

The General Partner earned a management fee of $26,914 and $52,662 during the three months ended June 30, 2000 and 1999, respectively, and $58,782 and $104,670 during the six months ended June 30, 2000 and 1999, respectively. Additionally, the General Partner is reimbursed for certain costs incurred relating to administrative and professional services of the Fund.

Note 7 - Note payable

The Fund had a $3.5 million line of credit agreement with a bank which expired in July 2000. The line of credit has been renewed until July 2001with a commitment of $736,000, the principal balance outstanding at the time of renewal. The interest rate on outstanding borrowings is the bank's prime rate, 9.5% at June 30, 2000. The line of credit is expected to be repaid from proceeds of additional property sales. The collateral security provision of the loan agreement provides for the assignment of the Fund's rights as a lessor to its interest in the parking lot leases, contracts and income.

The principal balance outstanding at June 30, 2000 and December 31, 1999 was $736,000 and $2,086,000. Interest paid on the outstanding principal balance totaled $33,610 and $51,674 during the three months ended June 30, 2000 and 1999, respectively, and $79,067 and $102,250 during the six months ended June 30, 2000 and 1999, respectively.

Note 8 - Net Earnings Per Unit of Assignee and Limited Partnership Interest

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

         At June 30, 2000, the Fund had a working capital position that includes cash and cash equivalents of $872,974, accounts receivable (net of real estate taxes payable) of $35,793, and accounts payable and accrued expenses of $166,216. Cash and cash equivalents increased $189,301 during the quarter ended June 30, 2000. This increase represents the net effect of $363,078 in cash provided by operating activities, $4,446,677 from the sale of a property, a $60,000 deposit for the sale of a property, cash distributions to investors of $3,330,454 and repayment of $1,350,000 of the Fund's outstanding note payable. It is anticipated that remaining cash and cash equivalents and current operations will provide sufficient capital to satisfy the Fund's liquidity requirements.

         On August 10, 2000, the Fund made a cash distribution totaling $333,146, of which 99% was allocated to Assignee and Limited Partners. Assignee and Limited Partners received a cash distribution of approximately $.24 per unit.

    The Fund had a $3.5 million line of credit agreement with a bank which expired in July 2000. The line of credit has been renewed until July 2001with a commitment of $736,000, the principal balance outstanding at the time of renewal. The interest rate on outstanding borrowings is the bank's prime rate, 9.5% at June 30, 2000. The line of credit is expected to be repaid from proceeds of additional property sales. The collateral security provision of the loan agreement provides for the assignment of the Fund's rights as a lessor to its interest in the parking lot leases, contracts and income. In April 2000, the Fund received a $350,000 payment from the issuer of the promissory note and used the cash to reduce the principal balance on the note payable. Additionally, the Fund used $1,000,000 from the proceeds of the San Diego-B property sale to reduce the principal balance on the note payable. The principal balance outstanding at June 30, 2000 and December 31, 1999 was $736,000 and $2,086,000, respectively.

Results of Operations

Sales

    On January 31, 2000, the Fund sold its Dallas-Metro, Texas property for $7,000,000, including cash of $6,450,000 and a second lien promissory note of $550,000. The Fund's investment in the property was $3,673,210, net of accumulated depreciation of $512,472. The capital gain from the sale totaled $3,013,752, net of expenses of $313,038. The second lien promissory note of $550,000 is secured by a Second Deed of Trust and is due on or Before October 31, 2000. The Fund collected $350,000 of the promissory note in April, 2000. Interest on the unpaid principal balance accrues at the rate of 15% per annum.

    On May 15, 2000, the Fund sold its San Diego-B property for $4,328,000. The Fund's investment in the property was $2,226,652. The capital gain from the sale totaled $1,870,024, net of expenses of $231,324.

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

    Total parking lot rents of $400,994 and $766,987 were earned during the three months ending June 30, 2000 and 1999, respectively. For the six months ending June 30, 2000 and 1999, parking lot rents totaled $743,871 and $1,243,858, respectively. The decreases in parking lot rents during 2000 were primarily the result of sales of three properties during 1999 and the sale of the Dallas-Metro garage and San Diego-B property in 2000.

    Interest income totaling $67,608 was earned during the first six months of 2000, reflecting a $49,127 increase over 1999. The increase is primarily a result of higher cash balances from property sales during the first six months of 2000 and the interest earned on the note receivable.

    Expenses for the three and six months ended June 30, 2000 totaled $90,557 and $201,155 (net of depreciation and amortization), respectively, representing decreases of $40,554 and $62,867 from the same periods in 1999. The decreases are primarily due to lower management fees as a result of the sales of properties. In addition, interest expense decreased due to the lower balance outstanding on the note payable.

Outlook

    On May 16, 2000 the Fund entered into a land option agreement for the sale of its San Diego-Union, California property for $5,320,000. The agreement expires one year from the date of contract and provides for a non-refundable option consideration in the amount of $60,000, which will be credited against the purchase price.

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

                  Inapplicable

Item 5.     Other Information

                  Inapplicable

Item 6.     Exhibits and Reports on Form 8-K

                      a)     Exhibits: Financial Data Schedule

                      b)     Reports on Form 8-K:

                             Form 8-K dated May 15, 2000 described the Fund's sale of a 50,000 square-foot parcel of land located in San Diego, California.

                        REALTY PARKING PROPERTIES II L.P.




                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       REALTY PARKING PROPERTIES II L.P.




DATE:       8/14/00                    By:    /s/ John M. Prugh
                                         John M. Prugh
                                         President and Director
                                         Realty Parking Company II, Inc.
                                         General Partner



DATE:       8/14/00                    By:    /s/ Timothy M. Gisriel
                                         Timothy M. Gisriel
                                         Treasurer
                                         Realty Parking Company II, Inc.
                                         General Partner