Form 10-Q
period 2000-09-30
REALTY PARKING PROPERTIES II LP
filed 2000-11-14
CIK 871014

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


(Mark One)
        { X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

        {   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

      For Quarter Ended Septemer 30, 2000      Commission file number 000-20147

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

                        REALTY PARKING PROPERTIES II L.P.
                                 Balance Sheets


                                                               September 30,
                                                                   2000           December 31,
                                                                (Unaudited)           1999
                                                            ------------------  -----------------

Assets

  Investment in real estate                                 $      13,737,552   $     19,684,020
  Cash and cash equivalents                                           616,811            649,014
  Accounts receivable                                                 381,604            287,440
  Note receivable                                                     200,000                  -
                                                            ------------------  -----------------

                                                            $      14,935,967   $     20,620,474
                                                            ==================  =================


Liabilities and Partners' Capital
  Liabilities

    Accounts payable                                        $          25,531   $        104,024
    Due to affiliate                                                   43,469             63,070
    Real estate taxes payable                                         147,220            250,300
    Deposit                                                            60,000                  -
    Note payable                                                      736,000          2,086,000
                                                            ------------------  -----------------
                                                                    1,012,220          2,503,394
                                                            ------------------  -----------------

  Partners' Capital

    General Partner                                                         -                  -
    Assignee and Limited Partnership
        Interests - $25 stated value per
        unit, 1,392,800 units outstanding                          13,923,647         18,116,980
    Subordinated Limited Partner                                          100                100
                                                            ------------------  -----------------
                                                                   13,923,747         18,117,080
                                                            ------------------  -----------------

                                                            $      14,935,967   $     20,620,474
                                                            ==================  =================


                 See accompanying notes to financial statements
                                        1

                        REALTY PARKING PROPERTIES II L.P.
                            Statements of Operations
                                   (Unaudited)


                                                Three Months Ended                     Nine Months Ended
                                          September 30,     September 30,       September 30,      September 30,
                                              2000              1999                2000               1999
                                        ----------------------------------   -------------------------------------
Revenues

   Parking lot rental                   $       433,788   $       666,459    $       1,177,659   $      1,910,317
   Interest income                               14,472            25,301               82,080             43,782
                                        ----------------  ----------------   ------------------  -----------------
                                                448,260           691,760            1,259,739          1,954,099
                                        ----------------  ----------------   ------------------  -----------------

Expenses

   Administrative, including amounts

       to related party                          26,833            30,448               80,139             77,550
   Professional fees                              5,000             6,322               15,000             16,322
   Management fees to related party              25,769            44,713               84,551            149,383
   Interest expense                              17,868            50,455               96,935            152,705
   Depreciation                                  15,535            37,375               46,606            122,690
   Amortization                                       -                 -                    -              3,003
                                        ----------------  ----------------   ------------------  -----------------
                                                 91,005           169,313              323,231            521,653
                                        ----------------  ----------------   ------------------  -----------------

Earnings from operations                        357,255           522,447              936,508          1,432,446

Gain on sale of property, net                         -         3,493,153            4,883,776          6,311,322
                                        ----------------  ----------------   ------------------  -----------------

Net earnings                            $       357,255   $     4,015,600    $       5,820,284   $      7,743,768
                                        ================  ================   ==================  =================

Net earnings per unit of assignee and
  limited partnership interest-basic    $          0.26   $          2.85    $            4.11   $           5.50
                                        ================  ================   ==================  =================


                 See accompanying notes to financial statements
                                        2

                        Realty Parking Properties II L.P.
                         Statements of Partners' Capital
                  Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                            Assignee
                                          and Limited       Subordinated
                                          Partnership      Limited General
                                           Interests           Partner             Partner             Total
                                       ---------------------------------------------------------------------------

Balance at December 31, 1999           $     18,116,980   $             100  $               -   $     18,117,080

Net earnings                                  5,720,148                   -            100,136          5,820,284

Distributions to partners -
     Operations                                (779,824)                  -             (7,877)          (787,701)
     Sales proceeds                          (9,133,657)                  -            (92,259)        (9,225,916)
                                       -----------------  ------------------ ------------------  -----------------

Balance at September 30, 2000          $     13,923,647   $             100  $               -   $     13,923,747
                                       =================  ================== ==================  =================



Balance at December 31, 1998           $     24,696,690   $             100  $         (63,097)  $     24,633,693

Net earnings                                  7,666,330                   -             77,438          7,743,768

Distributions to partners -
     Operations                              (1,124,860)                  -            (11,363)        (1,136,223)
     Sales proceeds                          (8,927,175)                  -            (90,173)        (9,017,348)
                                       -----------------  ------------------ ------------------  -----------------

Balance at September 30, 1999          $     22,310,985   $             100  $         (87,195)  $     22,223,890
                                       =================  ================== ==================  =================


                 See accompanying notes to financial statements
                                        3

                        REALTY PARKING PROPERTIES II L.P.
                            Statements of Cash Flows
                                   (Unaudited)


                                                                      Nine Months Ended
                                                               September 30,      September 30,
                                                                   2000               1999
                                                            -------------------------------------

Cash flows from operating activities
   Net earnings                                             $       5,820,284   $      7,743,768
   Adjustments to reconcile net earnings to net cash
     provided by operating activities
       Gain on sales of properties, net                            (4,883,776)        (6,311,322)
       Depreciation                                                    46,606            122,690
       Amortization                                                         -              3,003
       Changes in assets and liabilities
         Increase in accounts receivable and
             real estate taxes payable, net                          (197,244)          (265,973)
         Increase (decrease) in accounts payable                      (78,493)             3,158
         Increase (decrease) in due to affiliates                     (19,601)           292,520
                                                            ------------------  -----------------
Net cash provided by operating activities                             687,776          1,587,844
                                                            ------------------  -----------------

Cash flows from investing activities
   Proceeds from sales of properties, net                          10,583,638         13,084,709
   Deposit                                                             60,000                  -
                                                            ------------------  -----------------
Net cash provided by investing activities                          10,643,638         13,084,709
                                                            ------------------  -----------------

Cash flows from financing activities
   Distributions to partners                                      (10,013,617)       (10,153,571)
   Repayment of note payable                                       (1,350,000)          (200,000)
                                                            ------------------  -----------------
Net cash used in financing activities                             (11,363,617)       (10,353,571)
                                                            ------------------  -----------------

Net increase (decrease) in cash and cash equivalents                  (32,203)         4,318,982
Cash and cash equivalents
   Beginning of period                                                649,014            645,327
                                                            ------------------  -----------------

   End of period                                            $         616,811   $      4,964,309
                                                            ==================  =================

                 See accompanying notes to financial statements
                                        4

                        REALTY PARKING PROPERTIES II L.P.

                          Notes to Financial Statements
                               September 30, 2000

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

Note 2 - Cash and Cash Equivalents

The Fund considers all short-term investments with maturities of three months or less at dates of purchase as cash equivalents. Cash and cash equivalents consist of cash and a money market account and are stated at cost, which approximates market value at September 30, 2000 and December 31, 1999.

Note 3 - Investment in Real Estate

Investment in real estate is summarized as follows:


                                                September 30, 2000      December 31, 1999

         Land                                        $ 12,711,555        $ 15,716,812
         Building                                       1,432,654           4,839,732
                                                       14,144,209          20,556,544
         Less accumulated depreciation                    406,657             872,524
                  Total                              $ 13,737,552        $ 19,684,020

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

Note 5 - Sales of Property

On January 31, 2000, the Fund sold its Dallas-Metro, Texas property for $7,000,000, including cash of $6,450,000 and a second lien promissory note of $550,000. The Fund's investment in the property was $3,673,210, net of accumulated depreciation of $512,472. The gain from the sale totaled $3,013,752, net of expenses of $313,038. The second lien promissory note of $550,000 is secured by a Second Deed of Trust and is due on October 31, 2000. The Fund collected $350,000 of the promissory note in April, 2000 and $100,000 in October, 2000. As of October 31, 2000 the issuer of the promissory note continues to owe the Fund $100,000. The second lien promissory note has been extended until January 2001. Interest on the unpaid principal balance accrues at the rate of 15% per annum.

On May 15, 2000, the Fund sold its San Diego-B, California property for $4,328,000. The Fund's investment in the property was $2,226,652. The gain from the sale totaled $1,870,024, net of expenses of $231,324.

                        REALTY PARKING PROPERTIES II L.P.

                          Notes to Financial Statements
                               September 30, 2000

                                   (Unaudited)


Note 6 - Related Party Transactions

The General Partner earned a management fee of $25,769 and $44,713 during the three months ended September 30, 2000 and 1999, respectively, and $84,551 and $149,383 during the nine months ended September 30, 2000 and 1999, respectively. Additionally, the General Partner is reimbursed for certain costs incurred relating to administrative and professional services of the Fund.

Note 7 - Note payable

The Fund had a $3.5 million line of credit agreement with a bank which expired in July 2000. The line of credit has been renewed until July 2001 with a commitment of $736,000, the principal balance outstanding at the time of renewal. The interest rate on outstanding borrowings is the bank's prime rate, 9.5% at September 30, 2000. The line of credit is expected to be repaid from proceeds of additional property sales. The collateral security provision of the loan agreement provides for the assignment of the Fund's rights as a lessor to its interest in the parking lot leases, contracts and income.

The principal balance outstanding at September 30, 2000 and December 31, 1999 was $736,000 and $2,086,000. Interest paid on the outstanding principal balance totaled $17,868 and $50,455 during the three months ended September 30, 2000 and 1999, respectively, and $96,935 and $152,705 during the nine months ended September 30, 2000 and 1999, respectively.

Note 8 - Subsequent Event

On October 30, 2000, the Fund received a $100,000 payment from the issuer of the promissory note. The Fund used the cash to reduce the principal balance on the note payable.

On November 15, 2000, the Fund will make a cash distribution totaling $372,790, of which 99% will be allocated to Assignee and Limited Partners. This distribution is derived from funds provided by operating activities for the three months ended September 30, 2000. Holders of Units will receive a cash distribution of approximately $0.26 per Unit.

                        REALTY PARKING PROPERTIES II L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Liquidity and Capital Resources

         The Fund does not contemplate making any major improvements to it properties during 2000.

         At September 30, 2000, the Fund had a working capital position that includes cash and cash equivalents of $616,811, accounts receivable (net of real estate taxes payable) of $234,384, and accounts payable and accrued expenses of $25,531. Cash and cash equivalents decreased $256,163 during the quarter ended September 30, 2000. This decrease represents the net effect of $76,982 in cash provided by operating activities and a cash distribution to investors of $333,145. It is anticipated that remaining cash and cash equivalents and current operations will provide sufficient capital to satisfy the Fund's liquidity requirements.

         On November 15, 2000, the Fund will make a cash distribution totaling $372,790, of which 99% will be allocated to Assignee and Limited Partners. This distribution is derived from funds provided by operating activities for the three months ending September 30, 2000. Holders of Units will receive a cash distribution of approximately $0.26 per Unit.

         The Fund had a $3.5 million line of credit agreement with a bank which expired in July 2000. The line of credit has been renewed until July 2001 with a commitment of $736,000, the principal balance outstanding at the time of renewal. The interest rate on outstanding borrowings is the bank's prime rate, 9.5% at September 30, 2000. The line of credit is expected to be repaid from proceeds of additional property sales. The collateral security provision of the loan agreement provides for the assignment of the Fund's rights as a lessor to its interest in the parking lot leases, contracts and income. In April 2000 and October 2000 the Fund received $350,000 and $100,000, respectively, from the issuer of the promissory note and used the cash to reduce the principal balance on the note payable. Additionally, the Fund used $1,000,000 from the proceeds of the San Diego-B property sale to reduce the principal balance on the note payable. The principal balance outstanding at September 30, 2000 and December 31, 1999 was $736,000 and $2,086,000, respectively.

Results of Operations

Sales

         On January 31, 2000, the Fund sold its Dallas-Metro, Texas property for $7,000,000, including cash of $6,450,000 and a second lien promissory note of $550,000. The Fund's investment in the property was $3,673,210, net of accumulated depreciation of $512,472. The gain from the sale totaled $3,013,752, net of expenses of $313,038. The second lien promissory note of $550,000 is secured by a Second Deed of Trust and is due on or before October 31, 2000. The Fund collected $350,000 of the promissory note in April, 2000, and an additional $100,000 in October 2000. As of October 31, 2000, the issuer of the promissory note continues to owe the Fund $100,000. The second lien promissory note has been extended until January 2001. Interest on the unpaid principal balance accrues at the rate of 15% per annum.

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

         Total parking lot rents of $433,788 and $666,459 were earned during the three months ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000 and 1999, parking lot rents totaled $1,177,659 and $1,910,317, respectively. The decreases in parking lot rents during 2000 were primarily the result of sales of three properties during 1999 and the sale of the Dallas-Metro garage and San Diego-B property in 2000.

         Interest income totaling $82,080 was earned during the nine months ended September 30, 2000, reflecting a $38,298 increase over 1999. The increase is primarily a result of higher cash balances from property sales during the first six months of 2000 and the interest earned on the note receivable.

         Expenses for the three and nine months ended September 30, 2000 totaled $75,470 and $276,625 (net of depreciation and amortization), respectively, representing decreases of $56,468 and $119,335 from the same periods in 1999. The decreases are primarily due to lower management fees as a result of the sales of properties. In addition, interest expense decreased due to the lower balance outstanding on the note payable.

Outlook

         On May 16, 2000, the Fund entered into a land option agreement for the sale of its San Diego-Union, California property for $5,320,000. The agreement expires one year from the date of contract and provides for a non-refundable option consideration in the amount of $60,000, which will be credited against the purchase price.

         The Fund has signed contracts for the sale of the San Diego-Union and Dallas-Main facilities. The potential buyers of both properties are currently performing their due diligence, and there are no assurances that these facilities will be sold.

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

                                       REALTY PARKING PROPERTIES II L.P.




DATE:       11/13/00                    By:    /s/ John M. Prugh
                                         John M. Prugh
                                         President and Director
                                         Realty Parking Company II, Inc.
                                         General Partner



DATE:       11/13/00                    By:    /s/ Timothy M. Gisriel
                                         Timothy M. Gisriel
                                         Treasurer
                                         Realty Parking Company II, Inc.
                                         General Partner