Form 10-K
period 2000-12-31
REALTY PARKING PROPERTIES II LP
filed 2001-03-29
CIK 871014

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

        (Mark One)
        { X }  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

         For the fiscal year ended December 31, 2000

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

              Yes     X                                   No

  As of December 31, 2000, there were 1,392,800 Units of Assignee and Limited Partnership Interests held by non-affiliates of the Registrant. Because there is not an established public trading market for the Units, the aggregate market value of the Units held by non-affiliates of the Registrant cannot be calculated.

                       Documents Incorporated by Reference

The Annual Report for 2000 is incorporated by reference.

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

     The General Partner of the Fund is Realty Parking Company II, Inc., a Maryland corporation.

      A minimum of 100,000 units of assignee limited partnership interests (the "Units") and an increased maximum of 4,000,000 Units were registered under the Securities and Exchange Act of 1933, as amended. The Fund issued an aggregate of 1,392,760 Units, raising $34,819,000 of gross offering proceeds, at eighteen closings through March 1993. The offering proceeds, net of issuance related fees and working capital reserves, were used to acquire the Properties. Additionally, the Fund obtained a line of credit to complete the Fund's acquisition program, to supplement working capital reserves and to make distributions to partners (see Note 8, "Note Payable," in Item 8, Financial Statements, herein).

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

      The Fund acquired twelve Properties through 1994 and has sold six of the Properties through December 31, 2000. The Fund's investment in the Properties, including acquisition related costs and improvements, is $14,144,210 at December 31, 2000 (see Item 2. Properties).

      The Properties are leased to the Advisor for a 10-year period, expiring between June 2002 and July 2004, with options to extend the leases for two additional terms of five years. Under the terms of the typical lease agreement, the Advisor is obligated to pay the Fund the greater of minimum rent plus reimbursement of real estate taxes or 65% of gross parking revenues ("percentage rent"). The minimum rents are currently equal to 7% of a property's adjusted acquisition cost, which generally equals the sum of the property's purchase price, related acquisition expenses and fees, and site preparation costs. Additionally, under the terms of the leases, the Advisor is responsible for all operating costs, including ad valorem real estate taxes and general and garage liability insurance coverage. Each lease is cancelable by the Fund upon the sale of a property and payment to the Advisor of a "termination fee." The termination fee generally equals 15% of the amount, if any, by which the property's sale proceeds exceed the original acquisition cost of the property plus a 12% compounded annual return on the original acquisition cost minus all rents received by the Fund from the Property. Some of the leases may differ from the terms outlined above in order to accommodate specific circumstances of an acquired property.

      The success of the Fund will, to a large extent, depend on the quality of management of the Fund, its property acquisitions and the timing, terms and conditions of any sale or financing. Future development may be delayed or rendered legally or economically unfeasible as a result, for example, of future building moratoriums, zoning changes and changes in growth and development patterns.

      The interim use of the Properties for parking operations to produce current income is, in part, dependent upon the Advisor's ability to pay rents under the terms of the lease agreements. Rents may vary due to percentage rental payments (discussed above) which are influenced by a variety of factors, including competition, traffic levels, parking demand and the location, design and condition of the parking lot (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations).

                        REALTY PARKING PROPERTIES II L.P.

Item 2.  Properties

      The Fund owns six properties in total, five of which are wholly owned by the Fund. The undivided tenants-in-common ownership of one Property is noted below. The Properties are not subject to a mortgage or other lien or encumbrance under the terms of the term loan agreement, however the collateral security provision of the line of credit agreement provides for the assignment of the Fund's rights as a lessor to its interest in the parking lot leases, contracts and income. As of December 31, 2000, the Fund owns the following Properties:

                                      Approximate                       Gross              2000 (1)
           Location                    Size (Sq. Ft.)  Type         Investment Cost      Rental Income    Lease Date

Phoenix, Arizona                        275,310      surface lot    $  3,356,535          $ 362,728      5/94-    4/04
Southwest corner of Van
Buren and 44th Streets

San Diego-Union, California              35,000      surface lot       3,658,110            218,567      8/94-    7/04
Block bounded by Union,
State, C & B Streets

Tulsa, Oklahoma                          39,646      surface lot         766,285             76,534     12/92-   11/02
Block bounded by South
Boston Avenue, East 3rd
Street and South Cincinnati
Avenue (2)

Nashville, Tennessee                     57,720      surface lot       1,797,731            328,923      9/93-    8/03
North side of Charlotte Avenue                       and garage
 between Fourth and Fifth
Avenues, North

Dallas-Main, Texas                       45,714      surface lot       2,200,732            161,082      1/94-   12/03
Southeast corner of Main and                         and garage
St. Paul Streets

San Antonio, Texas                       43,341      surface lot       2,364,817            164,797      7/92-    6/02
Northwest corner of Dwyer
Avenue and Nueva Street

-----------------------------------------------------------------------------------------------------------------------------------
Total                                                                $14,144,210        $ 1,312,631
-----------------------------------------------------------------------------------------------------------------------------------

(1) 2000 rental income does not include rental income from the two properties sold during 2000.
(2) The Fund owns a 60% undivided interest in the property. The Advisor owns the remaining interest in the property.



Item 3.  Legal Proceedings

        The Fund is not subject to any material pending legal proceedings.

                        REALTY PARKING PROPERTIES II L.P.


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

                                                                         PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

        An established public trading market for the Units does not exist and the Fund does not anticipate that a public market will develop. Transfer of Units by an investor and purchase of Units by the Fund may be accommodated under certain terms and conditions. The Partnership Agreement imposes certain limitations on the transfer of Units and may restrict, delay or prohibit a transfer primarily if:

     o the transfer of Units would cause a technical termination of the Fund within meaning of Section 708(b)(1)(A) of the Internal Revenue Code,
     o such a transfer would be a violation of any federal or state securities laws that may cause the Fund to be classified other than as a partnership for federal income tax purposes, and
     o such transfers would cause the Fund to be treated as a "publicly traded partnership" under Section 7704 and 469(k) of the Internal Revenue Code.

        As of December 31, 2000, there were 1,911 holders of assignee units of limited partnership interests of the registrant, owning an aggregate of 1,392,800 units.

      The Fund made four quarterly cash distributions in 2000, 1999 and 1998 totaling $1,160,501, $1,417,459 and $1,450,860, respectively, from funds provided by operating activities. Additionally, in 2000 and 1999 the Fund distributed sales proceeds totaling $9,225,916 and $13,076,850, respectively.


Item 6.  Selected Financial Data

      Revenues and net earnings information furnished below is for the five years ended December 31, 2000:

                                     2000                1999             1998                1997              1996
            Revenues:
        Rental income           $  1,439,471       $2,286,332        $   2,303,706       $2,589,901        $2,464,856
        Interest income               94,123             58,612              26,396            35,447             14,495
        Gain on sales of prop.     4,883,776          6,311,322                   -         2,708,847                  -
        Net earnings               6,010,278          7,977,696           1,553,368         4,538,493          1,647,840
        Net earnings per Unit           4.24               5.58                1.10              3.23               1.17

        Total assets              14,690,558         20,620,474          27,582,852        27,969,119         32,476,178
        Note payable                 636,000          2,086,000           2,561,000         3,061,000          3,061,000
        Partners' capital         13,740,941         18,117,080          24,633,693        24,531,185         28,865,327
        Cash distributions
          Paid per Unit:
             Operations                  .82               1.00                1.03              1.19               1.16
             Sales proceeds             6.56            9.30                     -            5.12                 -

      The above selected financial data should be read in conjunction with the financial statements and accompanying notes incorporated by reference in this report.

                        REALTY PARKING PROPERTIES II L.P.

Item 7.  Management's Discussion and Analysis of Financial Condition and
                          Results of Operations

Liquidity and Capital Resources

       The Fund acquired twelve Properties through 1994 and has sold six of the Properties through December 31, 2000. The Fund does not contemplate making any major improvements to its properties during 2001.

      At December 31, 2000, the Fund had a working capital position that included cash and cash equivalents of $769,227, accounts receivable (net of real estate taxes payable) of $39,014, and accounts payable and accrued expenses of $93,317. Cash and cash equivalents increased $120,213 during 2000. This increase represents the net effect of $1,112,992 in cash provided by operating activities, $1,160,501, in quarterly cash distributions to investors, repayment of $1,450,000 on the note payable, $10,843,638 from the sales of properties (including a sale deposit of $60,000), and $9,225,916 in sales proceeds distributions to investors. The Fund has sufficient liquidity to satisfy its anticipated operating expenditures and its debt service obligations.

      On February 15, 2001, the Fund made cash distribution to investors of $205,530 of which 99% was allocated to assignee and limited partners. This distribution was derived from cash provided by operating activities during 2000.

      In July 2000, the line of credit agreement with a bank was amended to reduce the bank's commitment from $3,500,000 to $736,000, the principal balance outstanding at that time. The amended line of credit expires in July 2001. The line of credit is expected to be repaid from sales proceeds in 2001 and will be extended beyond its maturity, if necessary. The collateral security provision of the loan agreement provides for the assignment of the Fund's rights as a lessor to its interest in the parking lot leases, contracts and income. The principal balance at December 31, 2000 and 1999 was $636,000 and $2,086,000, respectively.

      In January and February 2001, the Fund made additional principal payments on the line of credit totaling $300,000.


Results of Operations

Sales

       During 2000, the Fund sold two properties for $11,328,000. The Fund's investment in the properties was $5,899,862, net of accumulated depreciation of $512,472. The capital gain from the sales totaled $4,883,776, net of expenses of $544,362.

       During 1999, the Fund sold three properties for $14,215,867. The Fund's investment in the properties was $6,773,386, net of accumulated depreciation of $111,259. The capital gain from the sales totaled $6,311,322, net of expenses of $1,131,159.


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

      Parking lot rental income in 2000 totaled $1,439,471, a decline of 37% from 1999. The decline was primarily due to the two property sales in the first half of 2000 and the full year impact of the three property sales in 1999, which have negatively reduced parking lot rental income by $793,327 from the amount earned in 1999. The balance of the difference is attributed to lower percentage rents earned at one of the Fund's remaining properties.

      Parking lot rental income in 1999 totaled $2,286,332, a decline of less than 1% from 1998. This decrease in parking lot rental income is the net effect of the three property sales during 1999 and increased percentage rents over levels achieved in 1998.

                        REALTY PARKING PROPERTIES II L.P.

Item 7.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations (continued)

Results of Operations (continued)

      During 2000, percentage rents were earned at five facilities totaling $396,179. Percentage rents decreased 39% from 1999, primarily due to property sales. During 1999, percentage rents were earned at eight facilities totaling $644,904. Percentage rents increased 36% over 1998, primarily due to the increased payments from six of the properties, in addition to earning percentage rents from two facilities which did not generate percentage rents in 1998. During 1998, percentage rents were earned at six facilities totaling $473,933.

      Expenses in 2000, net of depreciation (and amortization in 1999), were $344,951, reflecting a $170,550 decrease from 1999. This decrease is primarily due to lower management fees as a result of property sales, and reduced interest expense due to the lower balance on the note payable.

      Expenses in 1999, net of amortization and depreciation, were $515,501, reflecting an $82,901 decrease from 1998. This decrease is primarily due to reduced consulting fees, and lower management fees as a result of property sales. In addition, interest expense decreased due to the lower balance on the note payable.


Outlook

      On May 16, 2000, the Fund entered into a land option agreement for the sale of its San Diego-Union, California property for $5,320,000. The agreement expires one year from the date of contract and provides for a non-refundable option consideration in the amount of $60,000, which will be credited against the purchase price.

      The Fund also has a signed contract for the sale of the Dallas-Main facility. The potential buyers of both properties are currently performing their due diligence, and there are no assurances that these facilities will be sold.


Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

      The market risk associated with financial instruments and derivative financial and commodity instruments is the risk of loss from adverse changes in market prices or rates. The Fund's market risk arises primarily from interest rate risk relating to borrowings under its line of credit that bears interest at the prime rate of interest of a designated bank. Borrowings under the line of credit are due in July 2001. The Fund does not expect that it will make additional borrowings under the line. The line of credit is expected to be repaid from sales proceeds in 2001 and will be extended beyond its maturity, if necessary. Additionally, the Fund intends to continue reducing the outstanding balance to the extent cash flows from operating activities exceed amounts needed to provide for regular quarterly distributions to the partners and liquidity needs. Assuming the outstanding balance was to remain unchanged from that at December 31, 2000 ($636,000), a 1% increase in the prime rate of interest would reduce the Fund's net earnings by approximately $6,360 on an annualized basis.

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

 The directors and principal officers of the General Partner are as follows:

     John M. Prugh, age 52, has been a Director and President of the General Partner since 1990 and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1984. Mr. Prugh graduated from Gettysburg College in 1970, and was designated a Certified Property Manager by the Institute of Real Estate Management in 1979. He has worked in property management for H. G. Smithy Co., in Washington, D.C., and Dreyfus Bros., Inc. in Bethesda, Maryland. Since 1977, Mr. Prugh has been involved in managing, administering, developing and selling real estate investment projects sponsored by Alex. Brown Realty, Inc. and its subsidiaries.

     Peter E. Bancroft, age 48, has been a Director and Vice President of the General Partner since 1990 and a Senior Vice President of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1983. Mr. Bancroft graduated from Amherst College in 1974, attended the University of Edinburgh, and received a J.D. degree from the University of Virginia School of Law in 1979. Prior to joining Alex. Brown Realty, Inc. in 1983, Mr. Bancroft held legal positions with Venable, Baetjer and Howard and T. Rowe Price Associates, Inc.

     Terry F. Hall, age 54, has been a Vice President and Secretary of the General Partner since 1990 and a Vice President and Secretary of, and Legal Counsel for, Alex. Brown Realty, Inc. since 1989. Mr. Hall graduated from the University of Nebraska-Lincoln in 1968, and received a J.D. degree from the University of Pennsylvania Law School in 1973. Prior to joining Alex. Brown Realty, Inc. in 1986, Mr. Hall was a Partner at the law firm of Venable, Baetjer and Howard from 1981 to 1986 and an associate at the same firm from 1973 to 1981.

     Timothy M. Gisriel, age 44, has been the Treasurer of the General Partner and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1990. He was the Controller of Alex. Brown Realty, Inc. and Armata Financial Corp. from 1984 through 1990. Mr. Gisriel graduated from Loyola College in 1978 and received his Masters of Business Administration degree from the Robert G. Merrick School of Business, University of Baltimore, in 1993. Prior to joining Alex. Brown Realty, Inc. in 1984, Mr. Gisriel was an audit supervisor in the Baltimore office of Coopers & Lybrand. He is a Maryland Certified Public Accountant.

      There is no family relationship among the officers and directors of the General Partner.

Item 11.  Executive Compensation

      The officers and directors of the General Partner received no compensation from the Fund.

      The General Partner is entitled to receive a share of cash distributions and a share of profits and losses as described in the Agreement of Limited Partnership (see Note 10. "Partners' Capital" in Item 8. Financial Statements, herein).

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

      At December 31, 2000, the Advisor held 42,104 Units (an approximate 3.0% investment in the Fund).

      There are no arrangements known to the Fund, the operation of which may, at a subsequent date, result in a change of control of the registrant.


Item 13.   Certain Relationships and Related Transactions

      The General Partner and its affiliates have and are permitted to engage in transactions with the Fund. For a summary of fees paid during 200, 1999 and 1998 to the General Partner and its affiliates, see Note 7, "Related Party Transactions", in Item 8, Financial Statements, herein.


                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules
                   And Reports on Form 8-K

           (a)1. Financial Statements: See Index to Financial Statements and Supplementary Data in Item 8 on Page 8, herein.

              2. Financial Statement Schedule:  See Index to Financial
                 Statements and Supplementary Data in Item 8 on page 8, herein.

              3. Exhibits:
                     (3, 4)Agreement of Limited Partnership on pages 1 through 39 of Exhibit A to the Fund's Registration Statement on Form S-11 (File No. 33-38437) incorporated herein by reference.

                     (13)  Annual Report for 2000.

           (b)Reports on Form 8-K:  None.

                          INDEPENDENT AUDITORS' REPORT




The Partners
Realty Parking Properties II L.P.


Under date of January 19, 2001, we reported on the balance sheets of Realty Parking Properties II L.P. as of December 31, 2000 and 1999, and the related statements of operations, partners' capital and cash flows for each of the years in the three-year period ended December 31, 2000 as contained in the 2000 Annual Report. These financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for 2000. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Fund's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                          /s/   KPMG LLP



Baltimore, Maryland
January 19, 2001

REALTY PARKING PROPERTIES II L.P.
SCHEDULE III. REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2000

                                                                                                  page 1 of 2

-------------------------------------------------------------------------------------------------------------
         COLUMN A                COLUMN C               COLUMN D                      COLUMN E
                                                    COST CAPITALIZED                GROSS AMOUNT
                                                       SUBSEQUENT                 AT WHICH CARRIED
                            INITIAL COST TO THE      TO ACQUISITION              AT CLOSE OF PERIOD
                                PARTNERSHIP          LAND      BUILDING     LAND &   BUILDING &
       DESCRIPTION            LAND    BUILDING     IMPROVE.    IMPROVE.    IMPROVE.   IMPROVE.      TOTAL
-------------------------------------------------------------------------------------------------------------

PHOENIX, ARIZONA
approximately 275,310
square-foot
surface parking lot        $ 3,251,487              105,048                3,356,535           -   3,356,535

SAN DIEGO-UNION, CA
approximately 35,000
square-foot surface
parking lot                  3,596,425               61,684                3,658,110           -   3,658,110

TULSA, OKLAHOMA
approximately 39,646
square-foot surface
parking lot                    765,857                  428                  766,285           -     766,285

NASHVILLE, TENNESSEE
approximately 57,720
square-foot surface
parking lot and garage       1,101,312   134,525    133,902    427,992     1,235,214     562,517   1,797,731

DALLAS-MAIN, TEXAS
approximately 45,714
square-foot surface
parking lot and garage       1,351,734   768,578    (21,140)   101,560     1,330,594     870,138   2,200,732

SAN ANTONIO, TEXAS
approximately 43,341
square-foot surface
parking lot                  2,358,143                6,674                2,364,817           -   2,364,817

                           ----------------------------------------------------------------------------------


                          $ 12,424,958   903,103    286,596    529,552    12,711,555   1,432,655  14,144,210
=============================================================================================================

REALTY PARKING PROPERTIES II L.P.
SCHEDULE III. REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2000

                                                                    page 2 of 2
------------------------------------------------------------------------
         COLUMN A             COLUMN F    COLUMN H         COLUMN I
                                                           LIFE ON
                                                            WHICH
                            ACCUMULATED                  DEPRECIATION
                           DEPRECIATION     DATE         IN LATEST I/S
       DESCRIPTION            ("A/D")     ACQUIRED        IS COMPUTED
------------------------------------------------------------------------


PHOENIX, ARIZONA
approximately 275,310
square-foot surface
parking lot                   36,390       06/94          SEE NOTE 5

SAN DIEGO-UNION, CA
approximately 35,000
square-foot surface
parking lot                   46,527       07/94          SEE NOTE 5

TULSA, OKLAHOMA
approximately 39,646
square-foot surface
parking lot                    N/A         11/92              N/A

NASHVILLE, TENNESSEE
approximately 57,720
square-foot surface
parking lot and garage       145,919       02/92          SEE NOTE 5

DALLAS-MAIN, TEXAS
approximately 45,714
square-foot surface
parking lot and garage       193,357       02/93          SEE NOTE 5

SAN ANTONIO, TEXAS
approximately 43,341
square-foot surface
parking lot                    N/A         06/92              N/A


                           ----------
                             422,193

========================================================================


---------------------------------------------------------------------------------------------------------------
(1)                                               2000                       1999                          1998
                                  REAL ESTATE      A/D      REAL ESTATE       A/D       REAL ESTATE         A/D
                           ------------------------------------------------------------------------------------

BALANCE AT BEGINNING OF PERIOD    $20,556,544   872,524      27,441,189     823,717      27,441,189     651,385
ADDITIONS                                   -    62,141               -     160,066               -     172,332
REAL ESTATE SOLD                   (6,412,334) (512,472)     (6,884,645)   (111,259)              -           -
                           ------------------------------------------------------------------------------------
BALANCE AT CLOSE OF PERIOD        $14,144,210   422,193      20,556,544     872,524      27,441,189     823,717
===============================================================================================================


(2) AGGREGATE COST FOR FEDERAL INCOME TAX PURPOSES IS $14,144,210 AT DECEMBER 31, 2000.
(3) SEE NOTE 3 OF NOTES TO THE FINANCIAL STATEMENTS FOR INFORMATION REGARDING THE FUND'S
       INVESTMENT IN REAL ESTATE.
(4) THERE ARE NO ENCUMBRANCES ON THE REAL ESTATE SET FORTH ABOVE.
(5) LAND IMPROVEMENTS ARE DEPRECIATED OVER 15 YEARS STRAIGHT LINE
     BUILDING  AND  IMPROVEMENTS  IN  SERVICE  PRIOR  TO  JANUARY  1,  1994  ARE
     DEPRECIATED  OVER 31.5 YEARS  STRAIGHT  LINE BUILDING AND  IMPROVEMENTS  IN
     SERVICE AFTER JANUARY 1, 1994 ARE DEPRECIATED OVER 39 YEARS STRAIGHT LINE



                        REALTY PARKING PROPERTIES II L.P.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            REALTY PARKING PROPERTIES II L. P.



DATE:     3/26/01                           BY:  /s/   John M. Prugh
                                            John M. Prugh
                                            President and Director
                                            Realty Parking Company II, Inc.
                                            General Partner


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following in the capacities and on the dates indicated.


DATE:     3/26/01                           BY:  /s/   John M. Prugh
                                            John M. Prugh
                                            President and Director
                                            Realty Parking Company II, Inc.
                                            General Partner



DATE:     3/28/01                           BY:  /s/  Peter E. Bancroft
                                            Peter E. Bancroft
                                            Vice President and Director
                                            Realty Parking Company II, Inc.
                                            General Partner


DATE:     3/28/01                           BY:  /s/  Terry F. Hall
                                            Terry F. Hall
                                            Vice President and Secretary
                                            Realty Parking Company II, Inc.
                                            General Partner



DATE:     3/26/01                           BY:  /s/  Timothy M. Gisriel
                                            Timothy M. Gisriel
                                            Treasurer
                                            Realty Parking Company II, Inc.
                                            General Partner