Form 10-Q
period 2001-03-31
REALTY PARKING PROPERTIES II LP
filed 2001-05-14
CIK 871014

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


(Mark One)
{ X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

{   } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to


        For Quarter Ended March 31, 2001 Commission file number 000-20147

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

                Yes     X                      No_____

                        REALTY PARKING PROPERTIES II L.P.


                                      INDEX



                                                                      Page No.
Part I.    Financial Information


     Item 1.  Financial Statements

                 Balance Sheets                                          1
                 Statements of Operations                                2
                 Statements of Partners' Capital                         3
                 Statements of Cash Flows                                4
                 Notes to Financial Statements                         5-6


     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     7


     Item 3.  Quantitative and Qualitative Disclosures
                 About Market Risk                                       8


Part II.   Other Information


     Item 1. through Item 6.                                             8

     Signatures                                                          9

                        REALTY PARKING PROPERTIES II L.P.
                                 Balance Sheets

                                                                 March 31,
                                                                   2001             December 31,
                                                                (Unaudited)            2000
                                                           -------------------  ------------------
Assets
  Investment in real estate                                $       13,706,482   $      13,722,017
  Cash and cash equivalents                                           444,415             769,227
  Accounts receivable                                                 179,900             199,314
                                                           -------------------  ------------------

                                                           $       14,330,797   $      14,690,558
                                                           ===================  ==================

Liabilities and Partners' Capital
  Liabilities
    Accounts payable and accrued expenses                  $           57,100   $          45,355
    Due to affiliate                                                   57,161              47,962
    Real estate taxes payable                                         160,300             160,300
    Deposit                                                            60,000              60,000
    Note payable                                                      336,000             636,000
                                                           -------------------  ------------------
                                                                      670,561             949,617
                                                           -------------------  ------------------

  Partners' Capital
    General Partner                                                      (807)                  -
    Assignee and Limited Partnership
      Interests - $25 stated value per
      unit, 1,392,800 units outstanding                            13,660,943          13,740,841
    Subordinated Limited Partner                                          100                 100
                                                           -------------------  ------------------
                                                                   13,660,236          13,740,941
                                                           -------------------  ------------------

                                                           $       14,330,797   $      14,690,558
                                                           ===================  ==================







                 See accompanying notes to financial statements

                        REALTY PARKING PROPERTIES II L.P.
                            Statements of Operations
                                   (Unaudited)


                                                                     Three Months Ended
                                                               March 31,           March 31,
                                                                 2001                2000
                                                            ------------------------------------
Revenues
   Parking lot rental                                    $          242,397   $         342,877
   Interest income                                                    5,428              44,899
                                                         -------------------  ------------------
                                                                    247,825             387,776
                                                         -------------------  ------------------

Expenses
   Administrative, including amounts
       to related party                                              29,124              28,273
   Professional fees                                                  5,500               5,000
   Management fees to related party                                  25,990              31,868
   Interest                                                          10,695              45,457
   Franchise and excise taxes                                        36,157                   -
   Depreciation                                                      15,535              15,535
                                                         -------------------  ------------------
                                                                    123,001             126,133
                                                         -------------------  ------------------

Earnings from operations                                            124,824             261,643

Gain on sale of property, net                                             -           3,013,752
                                                         -------------------  ------------------

Net earnings                                             $          124,824   $       3,275,395
                                                         ===================  ==================

Net earnings per unit of assignee and
  limited partnership interest-basic                     $             0.09   $            2.31
                                                         ===================  ==================



                 See accompanying notes to financial statements

                        REALTY PARKING PROPERTIES II L.P.
                         Statements of Partners' Capital
                   Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)

                                            Assignee
                                           and Limited         Subordinated
                                           Partnership          Limited            General
                                            Interests           Partner            Partner              Total
                                     ------------------------------------------------------------------------------

Balance at December 31, 2000         $        13,740,841   $           100   $              -   $       13,740,941

Net earnings                                     123,576                 -              1,248              124,824

Distribution to partners                        (203,474)                -             (2,055)            (205,529)
                                     --------------------  ----------------  -----------------  -------------------

Balance at March 31, 2001            $        13,660,943   $           100   $           (807)  $       13,660,236
                                     ====================  ================  =================  ===================



Balance at December 31, 1999         $        18,116,980   $           100   $              -   $       18,117,080

Net earnings                                   3,211,895                 -             63,500            3,275,395

Distributions to partners -
     Operations                                 (220,053)                -             (2,223)            (222,276)
     Sales proceeds                           (6,066,465)                -            (61,277)          (6,127,742)
                                     --------------------  ----------------  -----------------  -------------------

Balance at March 31, 2000            $        15,042,357   $           100   $              -   $       15,042,457
                                     ====================  ================  =================  ===================



                 See accompanying notes to financial statements

                        REALTY PARKING PROPERTIES II L.P.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                               Three Months Ended
                                                                         March 31,           March 31,
                                                                           2001                2000
                                                                      ------------------------------------
Cash flows from operating activities
  Net earnings                                                     $          124,824   $       3,275,395
  Adjustments to reconcile net earnings to net cash
     provided by operating activities
      Gain on sale of property, net                                                 -          (3,013,752)
      Depreciation                                                             15,535              15,535
      Changes in assets and liabilities
         (Increase) decrease in accounts receivable
             and real estate taxes payable, net                                19,414                 (30)
         Increase (decrease) in accounts payable
             and accrued expenses                                              11,745             (39,012)
         Increase in due to affiliate                                           9,199               9,579
                                                                   -------------------  ------------------
Net cash provided by operating activities                                     180,717             247,715
                                                                   -------------------  ------------------

Cash flows from investing activities -
   proceeds from sale of property, net                                              -           6,136,962
                                                                   -------------------  ------------------

Cash flows from financing activities
   Repayment of note payable                                                 (300,000)                  -
   Distributions to partners                                                 (205,529)         (6,350,018)
                                                                   -------------------    ----------------
Net cash used in financing activities                                        (505,529)     (6,350,018)
                                                                   -------------------  ------------------


Net increase (decrease) in cash and cash equivalents                         (324,812)             34,659
Cash and cash equivalents
    Beginning of period                                                       769,227             649,014
                                                                   -------------------  ------------------

    End of period                                                  $          444,415   $         683,673
                                                                   ===================  ==================





                 See accompanying notes to financial statements
                                        4

                        REALTY PARKING PROPERTIES II L.P.

                          Notes to Financial Statements
                                 March 31, 2001
                                   (Unaudited)



Note 1 - The Fund and Basis of Preparation

The accompanying financial statements of Realty Parking Properties II L.P. (the "Fund") do not include all of the information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of financial position, operating results and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The unaudited interim financial information should be read in conjunction with the financial statements contained in the 2000 Annual Report.


Note 2 - Cash and Cash Equivalents

The Fund considers all short-term investments with maturities of three months or less at dates of purchase as cash equivalents. Cash and cash equivalents consist of cash and a money market account and are stated at cost, which approximates market value at March 31, 2001 and December 31, 2000.


Note 3 - Investment in Real Estate

Investment in real estate is summarized as follows:

                                          March 31, 2001      December 31, 2000

  Land                                     $ 12,711,555        $ 12,711,555
  Building                                    1,432,655           1,432,655
                                             14,144,210          14,144,210
  Less accumulated depreciation                  437,728            422,193
           Total                           $ 13,706,482        $ 13,722,017

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


Note 5 - Sale of Property

On January 31, 2000, the Fund sold its Dallas-Metro, Texas property for $7,000,000. The Fund's investment in the property was $3,673,210, net of accumulated depreciation of $512,472. The capital gain from the sale totaled $3,013,752, net of expenses of $313,038.

                       REALTY PARKING PROPERTIES II L.P.

Note 6 - Related Party Transactions

The General Partner earned an asset-based management fee of $25,990 and $31,868 for advising the Fund and managing its investments during the three months ended March 31, 2001 and 2000, respectively. This fee is equal to 0.75% of the Fund's capital contributions invested in certain properties or fair values based on updated appraisals for certain other properties. Additionally, the General Partner was reimbursed for certain costs incurred relating to administrative services for the Fund totaling $57,161 and $40,781 during the three months ended March 31, 2001 and 2000, respectively.


Note 7 - Note payable

In July 2000, the Fund's line of credit agreement with a bank was amended to reduce the bank's commitment from $3,500,000 to $736,000, the principal balance outstanding at that time. The amended line of credit expires in July 2001. The line of credit is expected to be repaid from sales proceeds in 2001 and will be extended beyond its maturity, if necessary. The collateral security provision of the loan agreement provides for the assignment of the Fund's rights as lessor to its interest in the parking lot leases, contracts and income.

The principal balance at March 31, 2001 and December 31, 2000 was $336,000 and $636,000, respectively. The interest rate on outstanding borrowings is the bank's prime rate (8% at March 31, 2001). Interest expense totaled $10,695 and $45,457 during the three months ended March 31, 2001 and 2000, respectively.


Note 8 - Net Earnings Per Unit of Assignee and Limited Partnership Interest

Net earnings per unit of assignee and limited partnership interest as disclosed on the Statements of Operations is based upon 1,392,800 units outstanding.


Note 9 -  Subsequent Event

On May 14, 2001, the Fund will make a cash distribution totaling $140,359, of which 99% will be allocated to Assignee and Limited Partners. This distribution is derived from funds provided by operating activities for the quarter ended March 31, 2001. Holders of Units will receive a cash distribution of approximately $0.10 per Unit.

                        REALTY PARKING PROPERTIES II L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Liquidity and Capital Resources

         The Fund acquired twelve Properties through 1994 and has sold six of the Properties through March 31, 2001. The Fund does not contemplate making any major improvements to its properties during 2001.

         At March 31, 2001, the Fund had a working capital position that includes cash and cash equivalents of $444,415, accounts receivable (net of real estate taxes payable) of $19,600, and accounts payable and accrued expenses of $114,261. Cash and cash equivalents decreased $324,812 during the quarter ended March 31, 2001. This decrease represents the net effect of $180,717 in cash provided by operating activities, a quarterly cash distribution to investors of $205,529 and repayment of the note payable of $300,000. The Fund has sufficient liquidity to satisfy its anticipated operating expenditures and its debt service obligations.

         On May 14, 2001, the Fund plans to make a cash distribution totaling $140,359, of which 99% will be allocated to Assignee and Limited Partners. Assignee and Limited Partners will receive a cash distribution of approximately $.10 per unit.

         In July 2000, the Fund's line of credit agreement with a bank was amended to reduce the bank's commitment from $3,500,000 to $736,000, the principal balance outstanding at that time. The amended line of credit expires in July 2001. The line of credit is expected to be repaid from sales proceeds in 2001 and will be extended beyond its maturity, if necessary. The collateral security provision of the loan agreement provides for the assignment of the Fund's rights as lessor to its interest in the parking lot leases, contracts and income. The principal balance at March 31, 2001 and December 31, 2000 was $336,000 and $636,000, respectively.

Results of Operations

         Parking lot rental income includes base rents and percentage rents earned pursuant to lease agreements in effect during each period. The Fund leases its facilities to Central Parking System (the "Advisor") under terms that typically include a minimum rent calculated as a percentage of certain acquisition costs. In addition, the Advisor is typically obligated to pay percentage rent, calculated as a percentage of gross parking revenues.

         Total parking lots rents of $242,397 were earned during the first quarter of 2001, reflecting a $100,480 decrease from 2000. The decrease is primarily the result of the sale of two properties during 2000.

         Interest income totaling $5,428 was earned during the first quarter of 2001, reflecting a $39,471 decrease from 2000. The decreased is primarily a result of higher cash balances during the first quarter of 2000 (from property sales).

         Expenses in 2001, net of depreciation, totaled $107,466, reflecting a $3,132 decrease from 2000. The decrease is primarily due to lower management fees as a result of the two properties that were sold during 2000. In addition, interest expense decreased due to the lower balance on the note payable. These reductions in expenses, however, are partially offset by franchise and excise taxes imposed by the state of Tennessee on the Fund's property in Nashville.

Outlook

         On May 16, 2000, the Fund entered into a land option agreement for the sale of its San Diego-Union, California property for $5,320,000. The agreement expires one year from the date of contract and provides for a non-refundable option consideration in the amount of $60,000, which will be credited against the purchase price. The Fund expects that this property will be sold pursuant to the terms of this option agreement. The Fund also has a signed contract for the sale of the Dallas-Main facility. The potential buyers of both properties are currently performing their due diligence, and there are no assurances that these facilities will be sold.

                        REALTY PARKING PROPERTIES II L.P.


                         PART I. FINANCIAL INFORMATION


Item 3.     Quantitative and Qualitative Disclosures About Market Risk

            No significant change in the Fund's market risk has occurred since December 31, 2000.



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

           None.

                        REALTY PARKING PROPERTIES II L.P.



                                   SIGNATURES




Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   REALTY PARKING PROPERTIES II L.P.




DATE:          5/11/01              By:      /s/   John M.Prugh
                                    John M. Prugh
                                    President and Director
                                    Realty Parking Company II, Inc.
                                    General Partner




DATE:          5/11/01              By:      /s/   Timothy M.Gisriel
                                    Timothy M. Gisriel
                                    Treasurer
                                    Realty Parking Company II, Inc.
                                    General Partner