Form 10-Q
period 2001-06-30
REALTY PARKING PROPERTIES II LP
filed 2001-08-10
CIK 871014

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


(Mark One)
{ X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from to _____


        For Quarter Ended June 30, 2001 Commission file number 000-20147

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

        Registrant's Telephone Number, Including Area Code: 410-727-4083

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

                        REALTY PARKING PROPERTIES II L.P.
                                 Balance Sheets

                                                          June 30,
                                                            2001             December 31,
                                                         (Unaudited)            2000
                                                    -------------------  ------------------
Assets
  Investment in real estate                         $       13,690,947   $      13,722,017
  Cash and cash equivalents                                    461,474             769,227
  Accounts receivable                                          311,641             199,314
                                                    -------------------  ------------------

                                                    $       14,464,062   $      14,690,558
                                                    ===================  ==================

Liabilities and Partners' Capital
  Liabilities
    Accounts payable and accrued expenses           $           32,696   $          45,355
    Due to affiliate                                            46,219              47,962
    Real estate taxes payable                                  160,300             160,300
    Deposit                                                     75,000              60,000
    Note payable                                               336,000             636,000
                                                    -------------------  ------------------
                                                               650,215             949,617
                                                    -------------------  ------------------

  Partners' Capital
    General Partner                                                729                   -
    Assignee and Limited Partnership
      Interests - $25 stated value per
      unit, 1,392,800 units outstanding                     13,813,018          13,740,841
    Subordinated Limited Partner                                   100                 100
                                                    -------------------  ------------------
                                                            13,813,847          13,740,941
                                                    -------------------  ------------------

                                                    $       14,464,062   $      14,690,558
                                                    ===================  ==================




                 See accompanying notes to financial statements

                        REALTY PARKING PROPERTIES II L.P.
                            Statements of Operations
                                   (Unaudited)

                                                     Three Months Ended                         Six Months Ended
                                                June 30,            June 30,              June 30,            June 30,
                                                  2001                2000                  2001                2000
                                          ---------------------------------------   ---------------------------------------
Revenues
   Parking lot rental                     $          374,138   $         400,994    $         616,535   $          743,871
   Interest income                                     4,045              22,709                9,473               67,608
                                          -------------------  ------------------   ------------------  -------------------
                                                     378,183             423,703              626,008              811,479
                                          -------------------  ------------------   ------------------  -------------------

Expenses
   Administrative, including amounts
     to related party                                 22,616              25,033               51,740               53,306
   Professional fees                                   5,500               5,000               11,000               10,000
   Management fees to related party                   26,085              26,914               52,075               58,782
   Interest                                            7,226              33,610               17,921               79,067
   Franchise and excise taxes                          7,250                   -               43,407                    -
   Depreciation                                       15,535              15,535               31,070               31,070
                                          -------------------  ------------------   ------------------  -------------------
                                                      84,212             106,092              207,213              232,225
                                          -------------------  ------------------   ------------------  -------------------

Earnings from operations                             293,971             317,611              418,795              579,254

Gain on sales of properties, net                           -           1,870,024                    -            4,883,776
                                          -------------------  ------------------   ------------------  -------------------

Net earnings                              $          293,971   $       2,187,635    $         418,795   $        5,463,030
                                          ===================  ==================   ==================  ===================

Net earnings per unit of assignee and
  limited partnership interest-basic      $             0.21   $            1.54    $            0.30   $             3.85
                                          ===================  ==================   ==================  ===================


                 See accompanying notes to financial statements

                        REALTY PARKING PROPERTIES II L.P.
                         Statements of Partners' Capital
                     Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)

                                            Assignee
                                          and Limited       Subordinated
                                          Partnership      Limited General
                                            Interests          Partner            Partner              Total
                                     ------------------------------------------------------------------------------

Balance at December 31, 2000         $     13,740,841        $       100     $           -     $    13,740,941

Net earnings                                  414,607                  -             4,188             418,795

Distributions to partners                    (342,430)                 -            (3,459)           (345,889)
                                     -----------------      ------------     --------------    ----------------

Balance at June 30, 2001             $     13,813,018        $       100     $         729     $    13,813,847
                                     =================      ============     ==============    ================



Balance at December 31, 1999         $     18,116,980        $       100     $           -     $    18,117,080

Net earnings                                5,366,225                  -            96,805           5,463,030

Distributions to partners -
     Operations                              (450,010)                 -            (4,546)           (454,556)
     Sales proceeds                        (9,133,657)                 -           (92,259)         (9,225,916)
                                     -----------------       ------------    --------------    ----------------

Balance at June 30, 2000             $     13,899,538        $       100     $           -     $    13,899,638
                                     =================       ============    ==============    ================




                 See accompanying notes to financial statements

                        REALTY PARKING PROPERTIES II L.P.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                            Six Months Ended
                                                                      June 30,            June 30,
                                                                       2001                 2000
                                                                  -------------------------------------
Cash flows from operating activities
  Net earnings                                                 $          418,795   $        5,463,030
  Adjustments to reconcile net earnings to net cash
     provided by operating activities
      Gain on sales of properties, net                                          -           (4,883,776)
      Depreciation                                                         31,070               31,070
      Changes in assets and liabilities
         (Increase) decrease in accounts receivable
             and real estate taxes payable, net                          (112,327)               1,347
         Increase (decrease) in accounts payable
             and accrued expenses                                         (12,659)               8,305
         Decrease in due to affiliate                                      (1,743)              (9,183)
                                                               -------------------  -------------------
Net cash provided by operating activities                                 323,136              610,793
                                                               -------------------  -------------------

Cash flows from investing activities
   Proceeds from sales of properties, net                                       -           10,583,639
   Deposit                                                                 15,000               60,000
                                                               -------------------  -------------------
Net cash provided by investing activities                                  15,000           10,643,639
                                                               -------------------  -------------------

Cash flows from financing activities
   Distributions to partners                                             (345,889)          (9,680,472)
   Repayment of note payable                                             (300,000)          (1,350,000)
                                                               -------------------    -----------------
Net cash used in financing activities                                    (645,889)     (11,030,472)
                                                               -------------------  -------------------

Net increase (decrease) in cash and cash equivalents                     (307,753)             223,960
Cash and cash equivalents
    Beginning of period                                                   769,227              649,014
                                                               -------------------  -------------------

    End of period                                              $          461,474   $          872,974
                                                               ===================  ===================



                 See accompanying notes to financial statements
                                        4

                        REALTY PARKING PROPERTIES II L.P.

                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)




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


Note 2 - Cash and Cash Equivalents

The Fund considers all short-term investments with maturities of three months or less at dates of purchase as cash equivalents. Cash and cash equivalents consist of cash and a money market account and are stated at cost, which approximates market value at June 30, 2001 and December 31, 2000.


Note 3 - Investment in Real Estate

Investment in real estate is summarized as follows:

                                          June 30, 2001      December 31, 2000

Land                                        $ 12,711,555        $ 12,711,555
Building                                       1,432,655           1,432,655
                                              14,144,210          14,144,210
Less accumulated depreciation                    453,263             422,193
         Total                              $ 13,690,947        $ 13,722,017

Depreciation of the garage structures is computed using the straight-line method over 31.5 years for property placed in service prior to January 1, 1994 and 39 years for property placed in service after January 1, 1994.


Note 4 - Deposit

On May 16, 2000, the Fund entered into a one-year land option agreement for the sale of its San Diego-Union, California property for $5,320,000. The original agreement expired in May 2001 and an option to extend was exercised for an additional three-month period. The agreement provides for non-refundable option considerations, totaling $75,000, which will be credited against the purchase price.


Note 5 - Sales of Properties

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

                       REALTY PARKING PROPERTIES II L.P.


Note 6 - Related Party Transactions

The General Partner earned an asset-based management fee of $26,085 and $26,914 for advising the Fund and managing its investments during the three months ended June 30, 2001 and 2000, respectively, and $52,075 and $58,782 during the six months ended June 30, 2001 and 2000, respectively. This fee is equal to 0.75% of the Fund's capital contributions invested in certain properties or fair values based on updated appraisals for certain other properties. Additionally, the General Partner was reimbursed for certain costs incurred relating to administrative services for the Fund totaling $51,303 and $67,754 during the six months ended June 30, 2001 and 2000, respectively.


Note 7 - Note payable

In July 2000, the Fund's line of credit agreement with a bank was amended to reduce the bank's commitment from $3,500,000 to $736,000, the principal balance outstanding at that time. The amended line of credit expired in July 2001. The collateral security provision of the loan agreement provides for the assignment of the Fund's rights as lessor to its interest in the parking lot leases, contracts and income.

The principal balance at June 30, 2001 and December 31, 2000 was $336,000 and $636,000, respectively. The interest rate on outstanding borrowings is the bank's prime rate (6.75% at June 30, 2001). Interest expense totaled $7,226 and $33,610 during the three months ended June 30, 2001 and 2000, respectively, and $17,921 and $79,067 during the six months ended June 30, 2001 and 2000, respectively.


Note 8 - Net Earnings Per Unit of Assignee and Limited Partnership Interest

Net earnings per unit of assignee and limited partnership interest as disclosed on the Statements of Operations is based upon 1,392,800 units outstanding.


Note 9 -  Subsequent Events

In July 2001, the Fund made the final principal payment on the line of credit totaling $336,000.

On August 13, 2001, the Fund will make a cash distribution totaling $209,506, of which 99% will be allocated to Assignee and Limited Partners. This distribution is derived from funds provided by operating activities for the quarter ended June 30, 2001. Holders of Units will receive a cash distribution of approximately $0.15 per Unit.

                        REALTY PARKING PROPERTIES II L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Liquidity and Capital Resources
         The Fund acquired twelve Properties through 1994 and has sold six of the Properties through June 30, 2001. The Fund does not contemplate making any major improvements to its properties during 2001.

         At June 30, 2001, the Fund had a working capital position that includes cash and cash equivalents of $461,474, accounts receivable (net of real estate taxes payable) of $151,341, and accounts payable and accrued expenses of $78,915. Cash and cash equivalents increased $17,059 during the quarter ended June 30, 2001. This increase represents the net effect of $142,419 in cash provided by operating activities, a deposit (option consideration) of $15,000, and a quarterly cash distribution to investors of $140,360. The Fund has sufficient liquidity to satisfy its anticipated operating expenditures and its debt service obligations.

         On August 13, 2001, the Fund will make a cash distribution totaling $209,506, of which 99% was allocated to Assignee and Limited Partners. Assignee and Limited Partners received a cash distribution of approximately $.15 per unit.

         In July 2000, the Fund's line of credit agreement with a bank was amended to reduce the bank's commitment from $3,500,000 to $736,000, the principal balance outstanding at that time. The amended line of credit expired in July 2001. The collateral security provision of the loan agreement provides for the assignment of the Fund's rights as lessor to its interest in the parking lot leases, contracts and income. The principal balance at June 30, 2001 and December 31, 2000 was $336,000 and $636,000, respectively. In July 2001, the Fund made the final principal payment on the line of credit totaling $336,000.

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

         Total parking lots rents of $374,138 were earned during the second quarter of 2001, reflecting a $26,856 decrease from the same period in 2000. Total parking lots rents of $616,535 were earned during the six months ended June 30, 2001, reflecting a $127,336 decrease from the same period in 2000. The decreases in parking lot rents are primarily the result of the sales of two properties during 2000 and a lower percentage rent earned at one of the properties.

         Interest income totaling $4,045 was earned during the second quarter of 2001, reflecting an $18,664 decrease from the same period in 2000. Interest income totaling $9,473 was earned during the six months ended June 30, 2001, reflecting a $58,135 decrease from the same period in 2000. The decreases in interest income are primarily the result of higher cash and cash equivalents balances from sales of two properties during 2000.

         Expenses incurred during the three and six months ended June 30, 2001, net of depreciation, totaled $68,677 and $176,143 respectively, reflecting decreases of $21,880 and $25,012 from the same periods in 2000. The decreases are primarily due to lower management fees as a result of the two properties that were sold during 2000. In addition, interest expense decreased due to the lower balance on the note payable. These reductions in expenses, however, were partially offset by franchise and excise taxes imposed by the state of Tennessee on the Fund's property in Nashville.

Outlook
         On May 16, 2000, the Fund entered into a one-year land option agreement for the sale of its San Diego-Union, California property for $5,320,000. The original agreement expired in May 2001 and an option to extend was exercised for an additional three-month period. The agreement provides for non-refundable option considerations, totaling $75,000, which will be credited against the purchase price. The Fund expects that this property will be sold pursuant to the terms of this option agreement. The potential buyer is currently performing their due diligence, and there is no assurance that the property will be sold.

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


                                     REALTY PARKING PROPERTIES II L.P.




DATE:      8/09/01                   By:    /s/   John M. Prugh
                                         John M. Prugh
                                         President and Director
                                         Realty Parking Company II, Inc.
                                         General Partner



DATE:      8/09/01                   By:   /s/   Timothy M. Gisriel
                                         Timothy M. Gisriel
                                         Treasurer
                                         Realty Parking Company II, Inc.
                                         General Partner