Form 10-Q
period 2001-09-30
REALTY PARKING PROPERTIES II LP
filed 2001-11-13
CIK 871014

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

                For the quarterly period ended September 30, 2001

   { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from to _____


      For Quarter Ended September 30, 2001 Commission file number 000-20147

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

                        REALTY PARKING PROPERTIES II L.P.
                                 Balance Sheets


                                                       September 30,
                                                          2001             December 31,
                                                       (Unaudited)             2000
                                                  ------------------  --------------------
Assets
  Investment in real estate                       $      13,675,412   $        13,722,017
  Cash and cash equivalents                                 233,834               769,227
  Accounts receivable                                       361,547               199,314
                                                  ------------------  --------------------

                                                  $      14,270,793   $        14,690,558
                                                  ==================  ====================

Liabilities and Partners' Capital
  Liabilities
    Accounts payable and accrued expenses         $          45,410   $            45,355
    Due to affiliate                                         46,640                47,962
    Real estate taxes payable                               160,300               160,300
    Deposit                                                  75,000                60,000
    Note payable                                                  -               636,000
                                                  ------------------  --------------------
                                                            327,350               949,617
                                                  ------------------  --------------------

  Partners' Capital
    General Partner                                           2,025                     -
    Assignee and Limited Partnership
      Interests - $25 stated value per
      unit, 1,392,800 units outstanding                  13,941,318            13,740,841
    Subordinated Limited Partner                                100                   100
                                                  ------------------  --------------------
                                                         13,943,443            13,740,941
                                                  ------------------  --------------------

                                                  $      14,270,793   $        14,690,558
                                                  ==================  ====================





                 See accompanying notes to financial statements
                                        1

                        REALTY PARKING PROPERTIES II L.P.
                            Statements of Operations
                                   (Unaudited)

                                                  Three Months Ended              Nine Months Ended
                                           September 30,    September 30,   September 30,   September 30,
                                                2001            2000             2001            2000
                                          -------------------------------  -------------------------------
Revenues
   Parking lot rental                     $     425,831   $     433,788    $   1,042,366   $    1,177,659
   Interest income                                1,888          14,472           11,361           82,080
                                          --------------  --------------   --------------  ---------------
                                                427,719         448,260        1,053,727        1,259,739
                                          --------------  --------------   --------------  ---------------

Expenses
   Administrative, including amounts
     to related party                            23,177          26,833           74,917           80,139
   Professional fees                             14,754           5,000           25,754           15,000
   Management fees to related party              25,931          25,769           78,006           84,551
   Interest                                         695          17,868           18,616           96,935
   Franchise and excise taxes                     8,525               -           51,932                -
   Depreciation                                  15,535          15,535           46,605           46,606
                                          --------------  --------------   --------------  ---------------
                                                 88,617          91,005          295,830          323,231
                                          --------------  --------------   --------------  ---------------

Earnings from operations                        339,102         357,255          757,897          936,508

Gain on sales of properties, net                      -               -                -        4,883,776
                                          --------------  --------------   --------------  ---------------

Net earnings                              $     339,102   $     357,255    $     757,897   $    5,820,284
                                          ==============  ==============   ==============  ===============

Net earnings per unit of assignee and
  limited partnership interest-basic      $        0.24   $        0.26    $        0.54   $         4.11
                                          ==============  ==============   ==============  ===============






                 See accompanying notes to financial statements

                        REALTY PARKING PROPERTIES II L.P.
                         Statements of Partners' Capital
                  Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                              Assignee
                                            and Limited       Subordinated
                                            Partnership         Limited         General
                                             Interest           Partner         Partner          Total
                                          -----------------------------------------------------------------

Balance at December 31, 2000              $   13,740,841      $      100    $          -   $    13,740,941

Net earnings                                     750,318               -           7,579           757,897

Distributions to partners                       (549,841)              -          (5,554)         (555,395)
                                          ---------------     -----------   -------------  ----------------

Balance at September 30, 2001             $   13,941,318      $      100    $      2,025   $    13,943,443
                                          ===============     ===========   =============  ================



Balance at December 31, 1999              $   18,116,980      $      100    $          -   $    18,117,080

Net earnings                                   5,720,148               -         100,136         5,820,284

Distributions to partners -
     Operations                                 (779,824)              -          (7,877)         (787,701)
     Sales proceeds, net                      (9,133,657)              -         (92,259)       (9,225,916)
                                          ---------------     -----------   -------------  ----------------

Balance at September 30, 2000             $   13,923,647      $      100    $          -   $    13,923,747
                                          ===============     ===========   =============  ================






                 See accompanying notes to financial statements

                        REALTY PARKING PROPERTIES II L.P.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                     Nine Months Ended
                                                             September 30,        September 30,
                                                                 2001                  2000
                                                            -------------------------------------
Cash flows from operating activities
  Net earnings                                              $     757,897      $      5,820,284
  Adjustments to reconcile net earnings to net cash
     provided by operating activities
      Gain on sales of properties, net                                  -            (4,883,776)
      Depreciation                                                 46,605                46,606
      Changes in assets and liabilities
         Increase in accounts receivable and
             real estate taxes payable, net                      (162,233)             (197,244)
         Increase (decrease) in accounts payable
             and accrued expenses                                      55               (78,493)
         Decrease in due to affiliate                              (1,322)              (19,601)
                                                            --------------     -----------------
Net cash provided by operating activities                         641,002               687,776
                                                            --------------     -----------------

Cash flows from investing activities
   Proceeds from sales of properties, net                               -            10,583,638
   Deposit                                                         15,000                60,000
                                                            --------------     -----------------
Net cash provided by investing activities                          15,000            10,643,638
                                                            --------------     -----------------

Cash flows from financing activities
   Distributions to partners                                     (555,395)          (10,013,617)
   Repayment of note payable                                     (636,000)           (1,350,000)
                                                            --------------     -----------------
Net cash used in financing activities                          (1,191,395)          (11,363,617)
                                                            --------------     -----------------

Net decrease in cash and cash equivalents                        (535,393)              (32,203)
Cash and cash equivalents
    Beginning of period                                           769,227               649,014
                                                            --------------     -----------------

    End of period                                           $     233,834      $        616,811
                                                            ==============     =================





                 See accompanying notes to financial statements
                                        4

                        REALTY PARKING PROPERTIES II L.P.

                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)


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


Note 2 - Cash and Cash Equivalents

The Fund considers all short-term investments with maturities of three months or less at dates of purchase as cash equivalents. Cash and cash equivalents consist of cash and a money market account and are stated at cost, which approximates market value at September 30, 2001 and December 31, 2000.


Note 3 - Investment in Real Estate

Investment in real estate is summarized as follows:

                                       September 30, 2001      December 31, 2000

 Land                                        $ 12,711,555        $ 12,711,555
 Building                                       1,432,655           1,432,655
                                             ------------        ------------
                                               14,144,210          14,144,210
 Less accumulated depreciation                    468,798             422,193
                                             ------------        ------------
          Total                              $ 13,675,412        $ 13,722,017
                                             ============        ============

Depreciation of the garage structures is computed using the straight-line method over 31.5 years for property placed in service prior to January 1, 1994 and 39 years for property placed in service after January 1, 1994.


Note 4 - Deposit

On May 16, 2000, the Fund entered into a one-year land option agreement for the sale of its San Diego-Union, California property for $5,320,000. The original agreement expired in May 2001 and an option to extend was exercised for an additional three-month period. The buyer exercised its option to proceed with the purchase of the property and the option consideration, totaling $75,000, will be credited against the purchase price at closing, which is expected to occur in the fourth quarter 2001.


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

Note 6 - Related Party Transactions

The General Partner earned an asset-based management fee of $25,931 and $25,769 for advising the Fund and managing its investments during the three months ended September 30, 2001 and 2000, respectively, and $78,006 and $84,551 during the nine months ended September 30, 2001 and 2000, respectively. This fee is equal to 0.75% of the Fund's capital contributions invested in certain properties or fair values based on updated appraisals for certain other properties. Additionally, the General Partner was reimbursed for certain costs incurred relating to administrative services for the Fund totaling $20,709 and $23,784 during the three months ended September 30, 2001, respectively, and $72,012 and $91,538 during the nine months ended September 30, 2001 and 2000, respectively.


Note 7 - Note payable

In July 2000, the Fund's line of credit agreement with a bank was amended to reduce the bank's commitment from $3,500,000 to $736,000, the principal balance outstanding at that time. The amended line of credit expired in July 2001. The collateral security provision of the loan agreement provided for the assignment of the Fund's rights as lessor to its interest in the parking lot leases, contracts and income.

The principal balance outstanding at December 31, 2000 was $636,000. The Fund made various principal payments throughout 2001, and in July 2001 the final principal payment totaling $336,000 was made, paying off the line of credit. The interest rate on outstanding borrowings was the bank's prime rate. Interest expense totaled $695 and $17,868 during the three months ended September 30, 2001 and 2000, respectively, and $18,616 and $96,935 during the nine months ended September 30, 2001 and 2000, respectively.


Note 8 - Net Earnings Per Unit of Assignee and Limited Partnership Interest

Net earnings per unit of assignee and limited partnership interest as disclosed on the Statements of Operations is based upon 1,392,800 units outstanding.


Note 9 -  Subsequent Events

On November 15, 2001, the Fund will make a cash distribution totaling $254,637, of which 99% is allocable to Assignee and Limited Partners. This distribution is derived from funds provided by operating activities for the quarter ended September 30, 2001. Holders of Units will receive a cash distribution of approximately $0.18 per Unit.

                        REALTY PARKING PROPERTIES II L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Liquidity and Capital Resources
         The Fund acquired twelve Properties through 1994 and has sold six of the Properties through September 30, 2001. The Fund does not contemplate making any major improvements to its properties during 2001.

         At September 30, 2001, the Fund had a working capital position that includes cash and cash equivalents of $233,834, accounts receivable (net of real estate taxes payable) of $201,247, and accounts payable and accrued expenses of $92,050. Cash and cash equivalents decreased $227,640 during the quarter ended September 30, 2001. This decrease represents the net effect of $317,866 in cash provided by operating activities, a quarterly cash distribution to investors of $209,506, and repayment of the note payable of $336,000. The Fund has sufficient liquidity to satisfy its anticipated operating expenditures.

         On November 15, 2001, the Fund will make a cash distribution totaling $254,637, of which 99% is allocable to Assignee and Limited Partners. Assignee and Limited Partners will receive a cash distribution of approximately $.18 per unit.

         In July 2000, the Fund's line of credit agreement with a bank was amended to reduce the bank's commitment from $3,500,000 to $736,000, the principal balance outstanding at that time. The amended line of credit expired in July 2001. The collateral security provision of the loan agreement provided for the assignment of the Fund's rights as lessor to its interest in the parking lot leases, contracts and income. The principal balance at December 31, 2000 was $636,000. The Fund made various principal payments throughout 2001, and in July 2001 the final principal payment totaling $336,000 was made, paying off the line of credit.

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

         Total parking lots rents of $425,831 were earned during the third quarter of 2001, reflecting a $7,957 decrease from the same period in 2000, due to a lower percentage rent earned at one of the property's. Total parking lots rents of $1,042,366 were earned during the nine months ended September 30, 2001, reflecting a $135,293 decrease from the same period in 2000. The decreases in parking lot rents are primarily the result of the sales of two properties during 2000 and lower percentage rent earned at two of the properties during 2001.

         Interest income totaling $1,888 was earned during the third quarter of 2001, reflecting a $12,584 decrease from the same period in 2000. Interest income totaling $11,361 was earned during the nine months ended September 30, 2001, reflecting a $70,719 decrease from the same period in 2000. The decreases in interest income are primarily the result of higher cash and cash equivalents balances from sales of two properties during 2000, in addition to lower interest rates earned during 2001.

         Expenses incurred during the three and nine months ended September 30, 2001, net of depreciation, totaled $73,082 and $249,225 respectively, reflecting decreases of $2,388 and $27,400 from the same periods in 2000. The decreases are primarily due to lower management fees as a result of the two properties that were sold during 2000. In addition, interest expense decreased due to the lower balance on the note payable. These reductions in expenses, however, were partially offset by franchise and excise taxes imposed by the State of Tennessee on the Fund's property in Nashville.

Outlook
         On May 16, 2000, the Fund entered into a one-year land option agreement for the sale of its San Diego-Union, California property for $5,320,000. The original agreement expired in May 2001 and an option to extend was exercised for an additional three-month period. The buyer exercised its option to proceed with the purchase of the property and the option consideration, totaling $75,000, will be credited against the purchase price at closing. The closing is expected to occur during the fourth quarter 2001, however, there is no assurance that the property will be sold.

                        REALTY PARKING PROPERTIES II L.P.


PART I.   FINANCIAL INFORMATION


Item 3.    Quantitative and Qualitative Disclosures About Market Risk

         The Fund repaid its outstanding borrowings under its line of credit in July 2001 and has no exposure to market risk from loan borrowing costs.



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


                                         REALTY PARKING PROPERTIES II L.P.




DATE:   11/9/01                           By:   /s/ John M. Prugh
                                          John M. Prugh
                                          President and Director
                                          Realty Parking Company II, Inc.
                                          General Partner



DATE:   11/9/01                           By:  /s/  Timothy M. Gisriel
                                          Timothy M. Gisriel
                                          Treasurer
                                          Realty Parking Company II, Inc.
                                          General Partner