Form 10-K
period 2001-12-31
REALTY PARKING PROPERTIES II LP
filed 2002-03-28
CIK 871014

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 (Mark One)
 { X }  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                       For the fiscal year ended December 31, 2001

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

                           Yes     X                                   No

As of December 31, 2001, there were 1,392,800 Units of Assignee and Limited Partnership Interests held by non-affiliates of the Registrant. Because there is not an established public trading market for the Units, the aggregate market value of the Units held by non-affiliates of the Registrant cannot be calculated.

                       Documents Incorporated by Reference

The Annual Report for 2001 is incorporated by reference.

                        REALTY PARKING PROPERTIES II L.P.



                                      Index



Part I                                                                               Page


     Item 1.    Business                                                                3
     Item 2.    Properties                                                              4
     Item 3.    Legal Proceedings                                                       4
     Item 4.    Submission of Matters to a Vote of Security Holders                     5


Part II.


     Item 5.    Market for Registrant's Common Equity
                   and Related Stockholder Matters                                      5
     Item 6.    Selected Financial Data                                                 5
     Item 7.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operation                                 6-7
     Item 7a.  Quantitative and Qualitative Disclosures About Market Risk               8
     Item 8.    Financial Statements and Supplementary Data                             8
     Item 9.    Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                                  8
Part III.

     Item 10.   Directors and Executive Officers of the Registrant                      9
     Item 11.   Executive Compensation                                                  9
     Item 12.   Security Ownership of Certain Beneficial Owners
                   and Management                                                      10
     Item 13.   Certain Relationships and Related Transactions                         10


Part IV.


     Item 14.   Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K                                                10-13

     Signatures                                                                        14

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

      The Fund acquired twelve Properties through 1994 and has sold seven of the Properties through December 31, 2001. The Fund's investment in the Properties, including acquisition related costs and improvements, is $10,057,155 at December 31, 2001 (see Item 2. Properties).

      The Properties are leased to the Advisor for a 10-year period, expiring between June 2002 and April 2004, with options to extend the leases for two additional terms of five years. Under the terms of the typical lease agreement, the Advisor is obligated to pay the Fund the greater of minimum rent plus reimbursement of real estate taxes or 65% of gross parking revenues ("percentage rent"). The minimum rents are currently equal to 7% of a property's adjusted acquisition cost, which generally equals the sum of the property's purchase price, related acquisition expenses and fees, and site preparation costs. Additionally, under the terms of the leases, the Advisor is responsible for all operating costs, including ad valorem real estate taxes and general and garage liability insurance coverage. Each lease is cancelable by the Fund upon the sale of a property and payment to the Advisor of a "termination fee." The termination fee generally equals 15% of the amount, if any, by which the property's sale proceeds exceed the original acquisition cost of the property plus a 12% compounded annual return on the original acquisition cost minus all rents received by the Fund from the Property. Some of the leases may differ from the terms outlined above in order to accommodate specific circumstances of a property.

      The success of the Fund will, to a large extent, depend on the quality of management of the Fund, its property acquisitions and the timing, terms and conditions of any sale or financing. Future development of the Properties may be delayed or rendered legally or economically unfeasible as a result, for example, of future building moratoriums, zoning changes and changes in growth and development patterns.

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

                        REALTY PARKING PROPERTIES II L.P.


Item 2.  Properties

      The Fund owns five properties in total, four of which are wholly owned by the Fund. The undivided tenants-in-common ownership of one Property is noted below. As of December 31, 2001, the Fund owns the following Properties:

                                     Approximate                       Gross              2001 (1)
           Location                 Size (Sq. Ft.)  Type         Investment Cost      Rental Income    Lease Date

Phoenix, Arizona                     275,310      surface lot    $  3,356,535          $ 345,456      5/94 - 4/04
Southwest corner of Van
Buren and 44th Streets

Tulsa, Oklahoma                       39,646      surface lot         766,285             69,666     12/92 -11/02
Block bounded by South
Boston Avenue, East 3rd
Street and South Cincinnati
Avenue (2)

Nashville, Tennessee                  57,720      surface lot       1,797,731            320,966      9/93 - 8/03
North side of Charlotte Avenue                    and garage
 between Fourth and Fifth
Avenues, North

Dallas-Main, Texas                    45,714      surface lot       2,200,732            161,082      1/94 - 2/03
Southeast corner of Main and                      and garage
St. Paul Streets

San Antonio, Texas                    43,341      surface lot       2,364,817            185,328      7/92 - 6/02
Northwest corner of Dwyer
Avenue and Nueva Street

-----------------------------------------------------------------------------------------------------------------------------
Total                                                                $10,486,100        $ 1,082,498
-----------------------------------------------------------------------------------------------------------------------------

(1) 2001 rental income does not include rental income from the property sold during 2001.

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

        As of December 31, 2001, there were 1,905 holders of assignee units of limited partnership interests of the registrant, owning an aggregate of 1,392,800 units.

      The Fund made four quarterly cash distributions in 2001, 2000 and 1999 totaling $810,034, $1,160,501 and $1,417,459, respectively, from funds provided by operating activities. Additionally in 2001, 2000 and 1999 the Fund distributed sales proceeds totaling $5,076,934, $9,225,916 and $13,076,850, respectively.


Item 6.  Selected Financial Data

      The following selected financial data should be read in conjunction with the financial statements and accompanying notes incorporated by reference in this report.

                                     2001                2000             1999                1998              1997

        Rental income           $  1,282,851         $1,439,471        $  2,286,332        $2,303,706         $2,589,901
        Interest income               18,652             94,123              58,612            26,396             35,447
        Gain on properties, net    1,471,997          4,883,776           6,311,322                 -          2,708,847
        Net earnings               2,344,410          6,010,278           7,977,696         1,553,368          4,538,493
        Net earnings per Unit           1.64               4.24                5.58              1.10               3.23

        Total assets              10,566,721         14,690,558          20,620,474        27,582,852         27,969.119
        Note payable                      -             636,000           2,086,000         2,561,000          3,061,000
        Partners' capital         10,198,383         13,740,941          18,117,080        24,633,693         24,531,185
        Cash distributions
          Paid per Unit:
             Operations                  .58                .82                1.00              1.03               1.19
             Sales proceeds             3.61               6.56                9.30                 -               5.12

                        REALTY PARKING PROPERTIES II L.P.


Item 7.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations

Liquidity and Capital Resources

       The Fund acquired twelve Properties through 1994 and has sold seven of the Properties through December 31, 2001. The Fund does not contemplate making any major improvements to its properties during 2002.

      At December 31, 2001, the Fund had a working capital position that included cash and cash equivalents of $351,264, accounts receivable (net of real estate taxes payable) of $16,302, and accounts payable and accrued expenses of $226,338. Cash and cash equivalents decreased $417,963 during 2001. This decrease represents the net effect of $1,088,072 in cash provided by operating activities, $810,034 in quarterly cash distributions to investors, full repayment of $636,000 on the note payable, $5,016,933 from the sale of a property (net of the $60,000 deposit received in 2000), and a $5,076,934 sale proceeds distribution to investors. The Fund has sufficient liquidity to satisfy its anticipated operating expenditures.

      On February 13, 2002, the Fund made a cash distribution to investors of $102,836 of which 99% was allocated to assignee and limited partners. This distribution was derived from cash provided by operating activities during 2001.

      In July 2000, the line of credit agreement with a bank was amended to reduce the bank's commitment from $3,500,000 to $736,000, the principal balance outstanding at that time. The principal balance at December 31, 2000 was $636,000. The line of credit was repaid in full during 2001.

Results of Operations

Sales

      During 2001, the Fund sold one property for $5,320,000. The Fund's investment in the property was $3,604,936, net of accumulated depreciation of $53,174. The gain from the sale totaled $1,471,997, net of expenses of $243,067. A deposit of $60,000 received in 2000 was credited against the purchase price at closing.

      During 2000, the Fund sold two properties for $11,328,000. The Fund's investment in the properties was $5,899,862, net of accumulated depreciation of $512,472. The gain from the sales totaled $4,883,776, net of expenses of $544,362.

      During 1999, the Fund sold three properties for $14,215,867. The Fund's investment in the properties was $6,773,386, net of accumulated depreciation of $111,259. The gain from the sales totaled $6,311,322, net of expenses of $1,131,159.


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

      Parking lot rental income in 2001 totaled $1,282,851, a decline of 11% from 2000. The decline was primarily due to the November 2001 property sale and the full year impact of the two property sales in 2000, which reduced parking lot rental income by $145,054 from the amount earned in 2000. The balance of the difference is attributed to lower percentage rents earned at the Fund's remaining properties.

      Parking lot rental income in 2000 totaled $1,439,471, a decline of 37% from 1999. The decline was primarily due to the two property sales in the first half of 2000 and the full year impact of the three property sales in 1999, which reduced parking lot rental income by $793,327 from the amount earned in 1999. The balance of the difference is attributed to a lower percentage rent earned at one of the Fund's remaining properties.

                        REALTY PARKING PROPERTIES II L.P.


Item 7.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations (continued)

Results of Operations (continued)

      During 2001, percentage rents were earned at four facilities totaling $331,478. Percentage rents decreased 16% from 2000, primarily due to property sales. During 2000, percentage rents were earned at five facilities totaling $396,179. Percentage rents decreased 39% from 1999, primarily due to property sales.

      Expenses in 2001, net of depreciation, were $369,164, reflecting a $24,213 increase over 2000. The increase in expenses is primarily due to management fees that were adjusted to reflect the fair values of the remaining properties as a result of updated appraisals, professional expenses incurred in examining sale possibilities, and franchise and excise taxes imposed by the State of Tennessee on the Fund's property in Nashville. The increases were offset by the lower interest expense incurred, as a result of the repayment of the note payable in full.

      Expenses in 2000, net of depreciation, were $344,951, reflecting a $170,550 decrease from 1999. This decrease is primarily due to lower management fees as a result of property sales, and reduced interest expense due to the lower balance on the note payable.

Outlook

      The Fund has signed a contract for the sale of its Dallas-Main property in Dallas, Texas for $2,625,000. This contract is in its due diligence period and there is no assurance that this contract will result in a sale of the property. The Fund is receiving significant interest from potential purchasers in a number of the remaining properties.

      While the Fund's original investment strategy had anticipated that the highest returns might be obtained by selling properties at prices reflective of their development potential, recent sales demonstrate that strong returns can also be earned from selling properties based on their parking economics.

Critical Accounting Policies

      Critical accounting policies are those that are both important to the presentation of financial condition and results of operations and require management's most difficult, complex or subjective judgments. The Fund's critical accounting policy relates to the evaluation of impairment of long-lived assets.

      If events or changes in circumstances indicate that the carrying value of a property to be held and used may be impaired, a recoverability analysis is performed based on estimated undiscounted cash flows to be generated from the property in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows, the property is written down to its estimated fair value and an impairment loss is recognized. If the Fund decides to sell a property, it evaluates the recoverability of the carrying amount of the assets. If the evaluation indicates that the carrying value is not recoverable from estimated net sales proceeds, the property is written down to estimated fair value less costs to sell and an impairment loss is recognized. The estimates of cash flows and fair values of the properties are based on current market conditions and consider matters such as each of the parking properties' parking rates, operating expenses and/or the terms of a net lease with a parking operator, recent sales data for comparable properties and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. These estimates are subject to revision as market conditions, and the Fund's assessment of them, change.

New Accounting Pronouncement

      In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 does not change the fundamental provisions of SFAS No. 121; however, it resolves various implementation issues of SFAS No. 121 and establishes a single accounting model for long-lived assets to be disposed of by sale. It retains the requirement of APB Opinion No. 30 to report separately discontinued operations but extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in distribution to owners) or is classified as held for sale. We do not believe that adoption of SFAS No. 144 in 2002 will have a material effect on the Fund's financial statements.

                        REALTY PARKING PROPERTIES II L.P.


Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

      None.


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

      None.

                        REALTY PARKING PROPERTIES II L.P.


                                    Part III


Item 10.  Directors and Executive Officers of the Registrant

      The General Partner of the Fund is Realty Parking Company II, Inc. The Fund's principal executive office is located at 225 East Redwood Street, Baltimore, Maryland 21202, telephone (410) 727-4083. The General Partner had primary responsibility for the selection and negotiation of terms concerning the acquisition of the Properties' sites, selecting a manager for the interim investments, and the structure of the offering and of the Fund. The General Partner is responsible for overseeing the performance of those who contract with the Fund, as well as making decisions with respect to the financing, sale and liquidation of the Fund's assets. It provides all reports to and communications with investors and others, all distributions and allocations to investors, the administration of the Fund's business and all filings with the Securities and Exchange Commission and other federal or state regulatory authorities. The Agreement of Limited Partnership provides for the removal of the General Partner and the election of a successor or additional general partner by investors holding a majority of the Units.

 The directors and principal officers of the General Partner are as follows:

     John M. Prugh, age 53, has been a Director and President of the General Partner since 1990 and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1984. Mr. Prugh graduated from Gettysburg College in 1970, and was designated a Certified Property Manager by the Institute of Real Estate Management in 1979. He has worked in property management for H. G. Smithy Co., in Washington, D.C., and Dreyfus Bros., Inc. in Bethesda, Maryland. Since 1977, Mr. Prugh has been involved in managing, administering, developing and selling real estate investment projects sponsored by Alex. Brown Realty, Inc. and its subsidiaries.

     Peter E. Bancroft, age 49, has been a Director and Vice President of the General Partner since 1990 and a Senior Vice President of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1983. Mr. Bancroft graduated from Amherst College in 1974, attended the University of Edinburgh, and received a J.D. degree from the University of Virginia School of Law in 1979. Prior to joining Alex. Brown Realty, Inc. in 1983, Mr. Bancroft held legal positions with Venable, Baetjer and Howard and T. Rowe Price Associates, Inc.

     Terry F. Hall, age 55, has been a Vice President and Secretary of the General Partner since 1990 and a Vice President and Secretary of, and Legal Counsel for, Alex. Brown Realty, Inc. since 1989. Mr. Hall graduated from the University of Nebraska-Lincoln in 1968, and received a J.D. degree from the University of Pennsylvania Law School in 1973. Prior to joining Alex. Brown Realty, Inc. in 1986, Mr. Hall was a Partner at the law firm of Venable, Baetjer and Howard from 1981 to 1986 and an associate at the same firm from 1973 to 1981.

     Timothy M. Gisriel, age 45, has been the Treasurer of the General Partner and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1990. He was the Controller of Alex. Brown Realty, Inc. and Armata Financial Corp. from 1984 through 1990. Mr. Gisriel graduated from Loyola College in 1978 and received his Masters of Business Administration degree from the Robert G. Merrick School of Business, University of Baltimore, in 1993. Prior to joining Alex. Brown Realty, Inc. in 1984, Mr. Gisriel was an audit supervisor in the Baltimore office of Coopers & Lybrand. He is a Maryland Certified Public Accountant.

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

      The Assignor Limited Partner, Parking Properties Holding Co., Inc., an affiliate of the General Partner, holds 40 Units representing a beneficial interest in limited partnership interests in the Fund. The Units held by the Assignor Limited Partner have all rights attributable to such Units under the Agreement of Limited Partnership except that these Units are nonvoting.

      The General Partner has a 1% interest in the Fund as the General Partner, but holds no Units.

      At December 31, 2001, the Advisor held 42,104 Units (an approximate 3.0% investment in the Fund).

      There are no arrangements known to the Fund, the operation of which may, at a subsequent date, result in a change of control of the registrant.


Item 13.   Certain Relationships and Related Transactions

      The General Partner and its affiliates have and are permitted to engage in transactions with the Fund. For a summary of fees paid during 2001, 2000 and 1999 to the General Partner and its affiliates, see Note 6, "Related Party Transactions", in Item 8, Financial Statements, herein.


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

                     (13)  Annual Report for 2001.

           (b)Reports on Form 8-K:

                 Form 8-K dated November 30, 2001 described the Fund's sale of a 35,000 square-foot parcel of land located in San Diego, California.

                          INDEPENDENT AUDITORS' REPORT




The Partners
Realty Parking Properties II L.P.


Under date of January 25, 2002, we reported on the balance sheets of Realty Parking Properties II L.P. as of December 31, 2001 and 2000, and the related statements of operations, partners' capital and cash flows for each of the years in the three-year period ended December 31, 2001, which are included in the Annual Report on Form 10-K for 2001. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Fund's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                      /s/   KPMG LLP



Baltimore, Maryland
January 25, 2002

REALTY PARKING PROPERTIES II L.P.
SCHEDULE III. REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2001
                                                                    page 1 of 2

------------------------------------------------------------------------------------------------------------------------------------
                COLUMN A                     COLUMN C                     COLUMN D                                COLUMN E
                                                                     COST CAPITALIZED                           GROSS AMOUNT
                                                                         SUBSEQUENT                           AT WHICH CARRIED
                                       INITIAL COST TO THE             TO ACQUISITION                        AT CLOSE OF PERIOD
                                           PARTNERSHIP              LAND         BUILDING          LAND &      BUILDING &
               DESCRIPTION            LAND         BUILDING     IMPROVEMENTS   IMPROVEMENTS     IMPROVEMENTS IMPROVEMENTS    TOTAL
------------------------------------------------------------------------------------------------------------------------------------

PHOENIX, ARIZONA
approximately 275,310 square-foot
surface parking lot                  $ 3,251,487                  105,048                       3,356,535            -     3,356,535

TULSA, OKLAHOMA
approximately 39,646 square-foot
surface parking lot                      765,857                      428                         766,285            -       766,285

NASHVILLE, TENNESSEE
approximately 57,720 square-foot
surface parking lot and garage         1,101,312    134,525       133,902        427,992        1,235,214      562,517     1,797,731

DALLAS-MAIN, TEXAS
approximately 45,714 square-foot
surface parking lot and garage         1,351,734    768,578       (21,140)       101,560        1,330,594      870,138     2,200,732

SAN ANTONIO, TEXAS
approximately 43,341 square-foot
surface parking lot                    2,358,143                    6,674                       2,364,817            -     2,364,817


                                    ------------------------------------------------------------------------------------------------


                                     $ 8,828,533    903,103       224,912        529,552        9,053,445    1,432,655    10,486,100
                                    ================================================================================================

REALTY PARKING PROPERTIES II L.P.
SCHEDULE III. REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2001

--------------------------------------------------------------------------------
                COLUMN A                 COLUMN F    COLUMN H        COLUMN I
                                                                     LIFE ON
                                                                      WHICH
                                      ACCUMULATED                  DEPRECIATION
                                      DEPRECIATION     DATE       IN LATEST I/S
               DESCRIPTION               ("A/D")     ACQUIRED       IS COMPUTED
--------------------------------------------------------------------------------

PHOENIX, ARIZONA
approximately 275,310 square-foot
surface parking lot                      44,188       06/94           SEE NOTE 5

TULSA, OKLAHOMA
approximately 39,646 square-foot
surface parking lot                         N/A       11/92              N/A

NASHVILLE, TENNESSEE
approximately 57,720 square-foot
surface parking lot and garage          163,777       02/92           SEE NOTE 5

DALLAS-MAIN, TEXAS
approximately 45,714 square-foot
surface parking lot and garage          220,980       02/93           SEE NOTE 5

SAN ANTONIO, TEXAS
approximately 43,341 square-foot
surface parking lot                         N/A       06/92              N/A


                                      ----------
                                        428,945
                                      ==========


(1)                                         2001                    2000                         1999
                                REAL ESTATE     A/D      REAL ESTATE         A/D      REAL ESTATE         A/D
-------------------------------------------------------------------------------------------------------------
BALANCE AT BEGINNING OF PERIOD  $14,144,210   422,193     20,556,544       872,524     27,441,189     823,717
ADDITIONS                                 -    59,926              -        62,141              -     160,066
REAL ESTATE SOLD                 (3,658,110)  (53,174)    (6,412,334)     (512,472)    (6,884,645)   (111,259)
-------------------------------------------------------------------------------------------------------------
BALANCE AT CLOSE OF PERIOD      $10,486,100   428,945     14,144,210       422,193     20,556,544     872,524
=============================================================================================================

(2) AGGREGATE COST FOR FEDERAL INCOME TAX PURPOSES IS $10,486,100 AT DECEMBER 31, 2001

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

                                            REALTY PARKING PROPERTIES II L. P.



DATE:     3/15/02                           BY:  /s/   John M. Prugh
                                            John M. Prugh
                                            President and Director
                                            Realty Parking Company II, Inc.
                                            General Partner


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following in the capacities and on the dates indicated.


DATE:     3/15/02                           BY:  /s/   John M. Prugh
                                            John M. Prugh
                                            President and Director
                                            Realty Parking Company II, Inc.
                                            General Partner



DATE:     3/20/02                           BY:  /s/  Peter E. Bancroft
                                            Peter E. Bancroft
                                            Vice President and Director
                                            Realty Parking Company II, Inc.
                                            General Partner


DATE:     3/20/02                           BY:  /s/  Terry F. Hall
                                            Terry F. Hall
                                            Vice President and Secretary
                                            Realty Parking Company II, Inc.
                                            General Partner



DATE:     3/15/02                           BY:  /s/  Timothy M. Gisriel
                                            Timothy M. Gisriel
                                            Treasurer
                                            Realty Parking Company II, Inc.
                                            General Partner