Form 10-Q
period 2002-03-31
REALTY PARKING PROPERTIES II LP
filed 2002-05-14
CIK 871014

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


  (Mark One)
   { X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                 --------------

   {   } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to


  For Quarter Ended March 31, 2002           Commission file number 000-20147
           --------------                               ----------

                        Realty Parking Properties II L.P.
             (Exact Name of Registrant as Specified in its Charter)


           Delaware                                     52-1710286
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

                Yes     X                                   No_____
               -----------                                -----------

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

                        REALTY PARKING PROPERTIES II L.P.
                                 Balance Sheets


                                                         March 31,
                                                           2002             December 31,
                                                        (Unaudited)             2001
                                                   ------------------  --------------------
Assets
  Investment in real estate                        $      10,043,835   $        10,057,155
  Cash and cash equivalents                                  306,795               351,264
  Accounts receivable                                        142,000               158,302
                                                   ------------------  --------------------

                                                   $      10,492,630   $        10,566,721
                                                   ==================  ====================

Liabilities and Partners' Capital
  Liabilities
    Accounts payable and accrued expenses          $          96,012   $           118,036
    Due to affiliate                                          59,940               108,302
    Real estate taxes payable                                142,000               142,000
                                                   ------------------  --------------------
                                                             297,952               368,338
                                                   ------------------  --------------------

  Partners' Capital
    General Partner                                              (37)                    -
    Assignee and Limited Partnership
      Interests - $25 stated value per
      unit, 1,392,800 units outstanding                   10,194,615            10,198,283
    Subordinated Limited Partner                                 100                   100
                                                   ------------------  --------------------
                                                          10,194,678            10,198,383
                                                   ------------------  --------------------

                                                   $      10,492,630   $        10,566,721
                                                   ==================  ====================








                 See accompanying notes to financial statements
                                        1

                        REALTY PARKING PROPERTIES II L.P.
                            Statements of Operations
                                   (Unaudited)

                                                                  Three Months Ended
                                                            March 31,            March 31,
                                                              2002                 2001
                                                      ----------------------------------------
Revenues
   Parking lot rental                                 $         187,755   $           242,397
   Interest income                                                1,066                 5,428
                                                      ------------------  --------------------
                                                                188,821               247,825
                                                      ------------------  --------------------

Expenses
   Administrative, including amounts
     to related party                                            31,370                29,124
   Professional fees                                              5,500                 5,500
   Management fees to related party                              34,000                25,990
   Interest                                                           -                10,695
   Franchise and excise taxes                                     5,500                36,157
   Depreciation                                                  13,320                15,535
                                                      ------------------  --------------------
                                                                 89,690               123,001
                                                      ------------------  --------------------

Net earnings                                          $          99,131   $           124,824
                                                      ==================  ====================

Net earnings per unit of assignee and
  limited partnership interest-basic                  $            0.07   $              0.09
                                                      ==================  ====================





                 See accompanying notes to financial statements
                                        2

                        REALTY PARKING PROPERTIES II L.P.
                         Statements of Partners' Capital
                   Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)

                                                 Assignee
                                               and Limited          Subordinated
                                               Partnership           Limited               General
                                                Interests            Partner               Partner               Total
                                          ----------------------------------------------------------------------------------

Balance at December 31, 2001              $       10,198,283   $             100    $               -   $        10,198,383

Net earnings                                          98,140                   -                  991                99,131

Distribution to partners                            (101,808)                  -               (1,028)             (102,836)
                                          -------------------  ------------------   ------------------  --------------------

Balance at March 31, 2002                 $       10,194,615   $             100    $             (37)  $        10,194,678
                                          ===================  ==================   ==================  ====================


Balance at December 31, 2000              $       13,740,841   $             100    $               -   $        13,740,941

Net earnings                                         123,576                   -                1,248               124,824

Distribution to partners                            (203,474)                  -               (2,055)             (205,529)
                                          -------------------  ------------------   ------------------  --------------------

Balance at March 31, 2001                 $       13,660,943   $             100    $            (807)  $        13,660,236
                                          ===================  ==================   ==================  ====================




                 See accompanying notes to financial statements

                        REALTY PARKING PROPERTIES II L.P.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                        Three Months Ended
                                                                  March 31,            March 31,
                                                                    2002                 2001
                                                               -------------------------------------
Cash flows from operating activities
  Net earnings                                              $          99,131   $           124,824
  Adjustments to reconcile net earnings to net
     cash provided by operating activities
      Depreciation                                                     13,320                15,535
      Changes in assets and liabilities
         Decrease in accounts receivable and
             real estate taxes payable, net                            16,302                19,414
         Increase (decrease) in accounts payable
             and accrued expenses                                     (22,024)               11,745
         Increase (decrease) in due to affiliate                      (48,362)                9,199
                                                            ------------------  --------------------
Net cash provided by operating activities                              58,367               180,717
                                                            ------------------  --------------------

Cash flows from financing activities
   Distributions to partners                                         (102,836)             (205,529)
   Repayment of note payable                                                -              (300,000)
                                                            ------------------  --------------------
Net cash used in financing activities                                (102,836)            (505,529)
                                                            ------------------  --------------------

Net decrease in cash and cash equivalents                             (44,469)             (324,812)
Cash and cash equivalents
    Beginning of period                                               351,264               769,227
                                                            ------------------  --------------------

    End of period                                           $         306,795   $           444,415
                                                            ==================  ====================






                 See accompanying notes to financial statements
                                        4

                        REALTY PARKING PROPERTIES II L.P.

                          Notes to Financial Statements
                                 March 31, 2002
                                   (Unaudited)




Note 1 - The Fund and Basis of Preparation

The accompanying financial statements of Realty Parking Properties II L.P. (the "Fund") do not include all of the information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of financial position, operating results and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The unaudited interim financial information should be read in conjunction with the financial statements contained in the 2001 Annual Report.


Note 2 - New Accounting Pronouncement

In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 does not change the fundamental provisions of SFAS No. 121; however, it resolves various implementation issues of SFAS No. 121 and establishes a single accounting model for long-lived assets to be disposed of by sale. It retains the requirement of APB Opinion No. 30 to report separately discontinued operations but extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in distribution to owners) or is classified as held for sale. The adoption of SFAS No. 144 in 2002 did not have a material effect on the Fund's financial statements.


Note 3 - Cash and Cash Equivalents

The Fund considers all short-term investments with maturities of three months or less at dates of purchase as cash equivalents. Cash and cash equivalents consist of cash and a money market account and are stated at cost, which approximated market value at March 31, 2002 and December 31, 2001.


Note 4 - Investment in Real Estate

Investment in real estate is summarized as follows:

                                       March 31, 2002      December 31, 2001

 Land                                  $   9,053,445       $   9,053,445
 Building                                  1,432,655           1,432,655
                                      --------------      --------------
                                          10,486,100          10,486,100
 Less accumulated depreciation                442,265            428,945
                                      ---------------    ----------------
          Total                         $ 10,043,835        $ 10,057,155
                                        ============        =============

Depreciation of the garage structures is computed using the straight-line method over 31.5 years for property placed in service prior to January 1, 1994 and 39 years for property placed in service after January 1, 1994.

                        REALTY PARKING PROPERTIES II L.P.

                          Notes to Financial Statements
                                 March 31, 2002
                                   (Unaudited)


Note 5 - Related Party Transactions

The General Partner earned an asset-based management fee of $34,000 and $25,990 for advising the Fund and managing its investments during the three months ended March 31, 2002 and 2001, respectively. This fee is equal to 0.75% of the Fund's capital contributions invested in certain properties or fair values based on updated appraisals for certain other properties. Additionally, the General Partner was reimbursed for certain costs incurred relating to administrative services for the Fund totaling $25,940 and $31,171 during the three months ended March 31, 2002 and 2001, respectively.


Note 6 - Note payable

In July 2000, the Fund's line of credit agreement with a bank was amended to reduce the bank's commitment from $3,500,000 to $736,000, the principal balance outstanding at that time. The interest rate on outstanding borrowings was the bank's prime rate (8% at March 31, 2001). The principal balance at March 31, 2001 was $336,000. The line of credit was repaid in full in July 2001. Interest expense totaled $10,695 during the three months ended March 31, 2001.


Note 7 - Net Earnings Per Unit of Assignee and Limited Partnership Interest

Net earnings per unit of assignee and limited partnership interest as disclosed on the Statements of Operations is based upon 1,392,800 units outstanding.


Note 8 -  Subsequent Event

On May 15, 2002, the Fund will make a cash distribution totaling $102,451, of which 99% will be allocated to Assignee and Limited Partners. This distribution is derived from funds provided by operating activities for the quarter ended March 31, 2002. Holders of Units will receive a cash distribution of approximately $0.07 per Unit.

                        REALTY PARKING PROPERTIES II L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Liquidity and Capital Resources

     The Fund acquired twelve Properties through 1994 and has sold seven of the Properties through March 31, 2002. The Fund does not contemplate making any major improvements to its properties during 2002.

     At March 31, 2002, the Fund had a working capital position that includes cash and cash equivalents of $306,795, and accounts payable and accrued expenses of $155,952. Cash and cash equivalents decreased $44,469 during the quarter ended March 31, 2002. This decrease represents the net effect of $58,367 in cash provided by operating activities and a quarterly cash distribution to investors of $102,836.

     On May 15, 2002, the Fund plans to make a cash distribution totaling $102,451, of which 99% will be allocated to Assignee and Limited Partners. Assignee and Limited Partners will receive a cash distribution of approximately $0.07 per unit.


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

      Total parking lots rents of $187,755 were earned during the first quarter of 2002, reflecting a $54,642 decrease from 2001. The decrease is the result of a property sold during 2001.

      Expenses incurred during the first quarter of 2002 (net of depreciation) were $76,370, reflecting a decrease of $31,096 from the same period in 2001. The decrease is primarily the result of the note payable being repaid in July 2001 and lower franchise and excise taxes. The State of Tennessee imposed franchise and excise taxes on the Fund's property in Nashville. During the first quarter of 2001, the Fund recognized a full year of 2000's expense (totaling $28,907) and three months of 2001's expense (estimated to be $7,250). The increase in management fees is a result of an adjustment to reflect the fair values of the remaining properties as a result of updated appraisals.


Outlook

      The Fund has signed a contract for the sale of its Dallas-Main property in Dallas, Texas for $2,625,000. This contract is in its due diligence period and there is no assurance that this contract will result in a sale of the property. The Fund is currently negotiating with separate buyers for the Tulsa and Nashville properties. Although these negotiations are serious and ongoing, there are no assurances that the properties will be sold.

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

          None



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


                                   REALTY PARKING PROPERTIES II L.P.




DATE:     5/13/02                  By:      /s/   John M. Prugh
      -----------------------          -----------------------------
                                    John M. Prugh
                                    President and Director
                                    Realty Parking Company II, Inc.
                                    General Partner



DATE:     5/13/02                  By:      /s/   Timothy M. Gisriel
      -----------------------          ------------------------------
                                            Timothy M. Gisriel
                                   Treasurer
                                   Realty Parking Company II, Inc.
                                   General Partner