Form 10-Q
period 2002-06-30
REALTY PARKING PROPERTIES II LP
filed 2002-08-08
CIK 871014

FORM 10-Q


                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549


   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934


                            (Mark One)
  { X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2002

  {   } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

              For the transition period from to _____


 For Quarter Ended June 30, 2002 Commission file number 000-20147

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

                        REALTY PARKING PROPERTIES II L.P.


                                 Balance Sheets

                                                         June 30,
                                                           2002             December 31,
                                                        (Unaudited)             2001
                                                   ------------------  --------------------
Assets
  Investment in real estate                        $       5,673,264   $        10,057,155
  Properties held for sale                                 4,357,251                     -
  Cash and cash equivalents                                  317,690               351,264
  Accounts receivable                                        254,841               158,302
                                                   ------------------  --------------------

                                                   $      10,603,046   $        10,566,721
                                                   ==================  ====================

Liabilities and Partners' Capital
  Liabilities
    Accounts payable and accrued expenses          $          79,563   $           118,036
    Due to affiliate                                          57,878               108,302
    Real estate taxes payable                                142,000               142,000
                                                   ------------------  --------------------
                                                             279,441               368,338
                                                   ------------------  --------------------

  Partners' Capital
    General Partner                                            1,252                     -
    Assignee and Limited Partnership
      Interests - $25 stated value per
      unit, 1,392,800 units outstanding                   10,322,253            10,198,283
    Subordinated Limited Partner                                 100                   100
                                                   ------------------  --------------------
                                                          10,323,605            10,198,383
                                                   ------------------  --------------------

                                                   $      10,603,046   $        10,566,721
                                                   ==================  ====================






                 See accompanying notes to financial statements

                        REALTY PARKING PROPERTIES II L.P.
                            Statements of Operations
                                   (Unaudited)

                                                     Three Months Ended                          Six Months Ended
                                                 June 30,           June 30,              June 30,             June 30,
                                                  2002                2001                  2002                 2001
                                          ---------------------------------------   ----------------------------------------
Revenues
   Parking lot rental                     $          213,832   $         286,144    $         313,592   $           440,546
   Interest income                                     1,009               4,045                2,075                 9,473
                                          -------------------  ------------------   ------------------  --------------------
                                                     214,841             290,189              315,667               450,019
                                          -------------------  ------------------   ------------------  --------------------

Expenses
   Administrative, including amounts
     to related party                                 16,530              22,616               47,900                51,740
   Professional fees                                   5,500               5,500               11,000                11,000
   Management fees to related party                   18,058              17,261               36,144                34,428
   Interest                                                -               7,226                    -                17,921
   Depreciation                                        1,950               4,165                3,899                 8,329
                                          -------------------  ------------------   ------------------  --------------------
                                                      42,038              56,768               98,943               123,418
                                          -------------------  ------------------   ------------------  --------------------

Income from continuing operations                    172,803             233,421              216,724               326,601

Discontinued operations - income from
  operations of properties held for sale              58,576              60,550              113,786                92,194
                                          -------------------  ------------------   ------------------  --------------------

Net earnings                              $          231,379   $         293,971    $         330,510   $           418,795
                                          ===================  ==================   ==================  ====================

Net earnings per unit of assignee and
  limited partnership interest-basic
    Continuing operations                 $             0.12   $            0.17    $            0.15   $              0.23
    Discontinued operations                             0.04                0.04                 0.08                  0.07
                                          -------------------  ------------------   ------------------  --------------------

    Total                                  $            0.16    $           0.21     $           0.23    $             0.30
                                          ===================  ==================   ==================  ====================





                 See accompanying notes to financial statements

                        REALTY PARKING PROPERTIES II L.P.
                         Statements of Partners' Capital
                     Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                 Assignee
                                               and Limited          Subordinated
                                               Partnership           Limited               General
                                                Interests            Partner               Partner               Total
                                          ----------------------------------------------------------------------------------
Balance at December 31, 2001              $       10,198,283   $             100    $               -   $        10,198,383

Net earnings                                         327,205                   -                3,305               330,510

Distributions to partners                           (203,235)                  -               (2,053)             (205,288)
                                          -------------------  ------------------   ------------------  --------------------

Balance at June 30, 2002                  $       10,322,253   $             100    $           1,252   $        10,323,605
                                          ===================  ==================   ==================  ====================



Balance at December 31, 2000              $       13,740,841   $             100    $               -   $        13,740,941

Net earnings                                         414,607                   -                4,188               418,795

Distributions to partners                           (342,430)                  -               (3,459)             (345,889)
                                          -------------------  ------------------   ------------------  --------------------

Balance at June 30, 2001                  $       13,813,018   $             100    $             729   $        13,813,847
                                          ===================  ==================   ==================  ====================








                 See accompanying notes to financial statements
                                        3

                        REALTY PARKING PROPERTIES II L.P.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                            Six Months Ended
                                                                     June 30,             June 30,
                                                                       2002                 2001
                                                                  -------------------------------------
Cash flows from operating activities
  Net earnings                                                 $         330,510   $           418,795
  Adjustments to reconcile net earnings to net cash
     provided by operating activities
      Depreciation                                                        26,640                31,070
      Changes in assets and liabilities
         Increase in accounts receivable and
             real estate taxes payable, net                              (96,539)             (112,327)
         Decrease in accounts payable
             and accrued expenses                                        (38,473)              (12,659)
         Decrease in due to affiliate                                    (50,424)               (1,743)
                                                               ------------------  --------------------
Net cash provided by operating activities                                171,714               323,136
                                                               ------------------  --------------------

Cash flows from investing activities-
   deposit                                                                     -                15,000
                                                               ------------------  --------------------

Cash flows from financing activities
   Distributions to partners                                            (205,288)             (345,889)
   Repayment of note payable                                                   -              (300,000)
                                                               ------------------  --------------------
Net cash used in financing activities                                   (205,288)             (645,889)
                                                               ------------------  --------------------

Net decrease in cash and cash equivalents                                (33,574)             (307,753)
Cash and cash equivalents
    Beginning of period                                                  351,264               769,227
                                                               ------------------  --------------------

    End of period                                              $         317,690   $           461,474
                                                               ==================  ====================







                 See accompanying notes to financial statements
                                        4

                        REALTY PARKING PROPERTIES II L.P.

                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)


Note 1 - The Fund and Basis of Preparation

The accompanying financial statements of Realty Parking Properties II L.P. (the "Fund") do not include all of the information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of financial position, operating results and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. Certain amounts in the statements of operations for 2001 have been reclassified to conform to the presentation for 2002. The unaudited interim financial information should be read in conjunction with the financial statements contained in the 2001 Annual Report.

Note 2 - Cash and Cash Equivalents

The Fund considers all short-term investments with maturities of three months or less at dates of purchase as cash equivalents. Cash and cash equivalents consist of cash and a money market account and are stated at cost, which approximated market value at June 30, 2002 and December 31, 2001.

Note 3 - Investment in Real Estate

Investment in real estate is summarized as follows:

                                         June 30, 2002      December 31, 2001

Land                                      $ 5,721,351       $   9,053,445
Building                                            -           1,432,655
                                            5,721,351          10,486,100
Less accumulated depreciation                   48,087            428,945
         Total                            $ 5,673,264        $ 10,057,155

Depreciation of the garage structures is computed using the straight-line method over 31.5 years for property placed in service prior to January 1, 1994 and 39 years for property placed in service after January 1, 1994.

Note 4 - Properties Held for Sale

At June 30, 2002, the Fund's Tulsa, Oklahoma, Dallas, Texas and Nashville, Tennessee properties were under contract for sale and were classified as properties held for sale in the balance sheet. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations of these properties are reported in discontinued operations for all periods presented in the statements of operations. Income from operations of properties held for sale is summarized as follows:

                      Three Months Ended                    Six Months Ended
                 June 30,         June 30,           June 30,          June 30,
                  2002              2001               2002              2001
            ----------------  ----------------   ----------------  -------------

Revenues     $     87,995      $      87,995      $    175,989      $    175,989
Expenses           29,419             27,445            62,203            83,795
             -------------     -------------      ------------      ------------

             $     58,576      $      60,550      $    113,786      $     92,194
             =============     =============      ============      ============

                        REALTY PARKING PROPERTIES II L.P.

                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)


Note 5 - Related Party Transactions

The General Partner earned an asset-based management fee for advising the Fund and managing its investments of $33,973 and $26,085 during the three months ended June 30, 2002 and 2001, respectively, and $67,973 and $52,075 during the six months ended June 30, 2002 and 2001, respectively (portions of which have been recorded in discontinued operations). This fee is equal to 0.75% of the Fund's capital contributions invested in certain properties or fair values based on updated appraisals for certain other properties. Additionally, the General Partner was reimbursed for certain costs incurred relating to administrative services for the Fund totaling $22,905 and $20,134 during the three months ended June 30, 2002 and 2001, respectively, and $48,845 and $51,304 during the six months ended June 30, 2002 and 2001, respectively.


Note 6 - Note payable

In July 2000, the Fund's line of credit agreement with a bank was amended to reduce the bank's commitment from $3,500,000 to $736,000, the principal balance outstanding at that time. The interest rate on outstanding borrowings was the bank's prime rate (6.75% at June 30, 2001). The principal balance at June 30, 2001 was $336,000. The line of credit was repaid in full in July 2001. Interest expense totaled $7,226 and $17,921 during the three and six months ended June 30, 2001, respectively.


Note 7 - Net Earnings Per Unit of Assignee and Limited Partnership Interest

Net earnings per unit of assignee and limited partnership interest as disclosed on the Statements of Operations is based upon 1,392,800 units outstanding.


Note 8 - Subsequent Events

On July 19, 2002, the Fund sold the Tulsa, Oklahoma property for $1,020,000. The Fund's investment in the property was $766,285. The gain on sale and the sale proceeds (net of expenses) will be reported and distributed to investors during the third quarter of 2002.

On July 31, 2002, the Fund sold the Dallas, Texas property for $2,682,500. The Fund's investment in the property was $1,965,940, net of accumulated depreciation of $234,792. The gain on sale and the sale proceeds (net of expenses) will be reported and distributed to investors during the third quarter of 2002.

On August 6, 2002, the Fund sold the Nashville, Tennessee property for $5,000,000. The Fund's investment in the property was $1,625,026, net of accumulated depreciation of $172,705. The gain on sale and the sale proceeds (net of expenses) will be reported and distributed to investors during the third quarter of 2002.

On August 12, 2002, the Fund will make a cash distribution totaling $200,000, of which 99% will be allocated to Assignee and Limited Partners. This distribution will be derived from funds provided by operating activities for the quarter ended June 30, 2002. Holders of Units will receive a cash distribution of approximately $0.14 per Unit.

                        REALTY PARKING PROPERTIES II L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Liquidity and Capital Resources

      The Fund acquired twelve Properties through 1994 and has sold seven of the Properties through June 30, 2002. The Fund does not contemplate making any major improvements to its properties during 2002.

      At June 30, 2002, the Fund had a working capital position that includes cash and cash equivalents of $317,690, accounts receivable (net of real estate taxes payable) of $112,841, and accounts payable and accrued expenses of $137,441. Cash and cash equivalents increased $10,895 during the quarter ended June 30, 2002. This increase represents the net effect of $113,347 in cash provided by operating activities and the quarterly cash distribution to investors of $102,452.

      On August 12, 2002, the Fund plans to make a cash distribution from operations totaling $200,000, of which 99% will be allocated to Assignee and Limited Partners. Assignee and Limited Partners will receive a cash distribution of approximately $0.14 per unit.


Results of Operations

      In accordance with the provisions of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), the statements of operations present income from continuing operations and from discontinued operations. Discontinued operations include the operating results of properties under contracts for sale at June 30, 2002. The prior year amounts for the properties classified as held for sale have been reclassified to discontinued operations as required by SFAS No. 144. The following discussion and analysis of the results of operations conforms to this presentation in the statements of operations.

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

Continuing Operations

      Income from continuing operations includes results from two of the Fund's properties (San Antonio and Phoenix) in 2002 and reflects these same two properties and the San Diego property in 2001. Expenses not directly identifiable with a specific property held for sale are reflected in continuing operations.

      Parking lot revenue of $213,832 was earned during the second quarter of 2002, reflecting a decrease of $72,312 from the same period in 2001. The decrease is a result of property sales during 2001 ($54,642) and a net decrease in percentage rents earned during 2002 ($17,670). The decrease in percentage rents is attributed to the Phoenix airport site, which had experienced lower parking revenues as a result of the decrease in airport traffic after the September 11 events.

      Parking lot revenue of $313,592 was earned during the six months ended June 30, 2002, reflecting a decrease of $126,954 from the same period in 2001. The decrease is a result of property sales during 2001 ($109,284), and a net decrease in percentage rents earned during 2002 ($17,670). The decrease in percentage rents is attributed to the Phoenix airport site, which experienced lower parking revenues as a result of the decrease in airport traffic after the September 11 events.

      Expenses incurred during the three months ended June 30, 2002, net of depreciation, totaled $40,088 reflecting a decrease of $12,515 from the same period in 2001. Expenses incurred during the six months ended June 30, 2002, net of depreciation, totaled $95,044 reflecting a decrease of $20,045 from the same period in 2001. The net decreases in expenses for the three and six months ended June 30, 2002 are primarily attributed to three factors. Administrative expenses decreased primarily because

                        REALTY PARKING PROPERTIES II L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Income from Continuing Operations - continued

of decreases in the level of support services required by the Fund. Management fees increased as a result of updated appraisals that increased the fair market basis of the assets. The Fund made the final principal payment on the note in July 2001, and, therefore, there was no interest expense recorded during 2002.

Discontinued Operations - Income from Operating Properties Held for Sale

      Discontinued operations - income from operating properties held for sale reflects parking revenue from the Fund's three properties in Tulsa, Oklahoma, Dallas, Texas and Nashville, Tennessee and expenses that can be directly attributed to these three properties.

      Parking lot revenue of $87,995 and $175,989 for the three and six months ended June 30, 2002, respectively, was unchanged from the same periods in 2001.

      Expenses incurred during the three months ended June 30, 2002 totaled $29,419 reflecting a small increase from the same period in 2001. Expenses incurred during the six months ended June 30, 2002 totaled $62,203 reflecting a decrease of $21,592 from the same period in 2001. The decrease in the six months ended June 30, 2002 is the result of lower Tennessee franchise and excise taxes on the Fund's Nashville property, net of higher management fees based on updated appraisals obtained in late 2001.

Sales

      On July 19, 2002, the Fund sold the Tulsa, Oklahoma property for $1,020,000. The Fund's investment in the property was $766,285. The gain on sale and the sale proceeds (net of expenses) will be reported and distributed to investors during the third quarter of 2002.

      On July 31, 2002, the Fund sold the Dallas, Texas property for $2,682,500. The Fund's investment in the property was $1,965,940, net of accumulated depreciation of $234,792. The gain on sale and the sale proceeds (net of expenses) will be reported and distributed to investors during the third quarter of 2002.

      On August 6, 2002, the Fund sold the Nashville, Tennessee property for $5,000,000. The Fund's investment in the property was $1,625,026, net of accumulated depreciation of $172,705. The gain on sale and the sale proceeds (net of expenses) will be reported and distributed to investors during the third quarter of 2002.

Outlook

      While the Fund's original investment strategy had anticipated that the highest returns might be obtained by selling properties at a price reflective of their development potential, strong returns can also be earned from selling properties based on their parking economics. The Fund's two properties not under contract are being actively marketed for sale in 2002.

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

                Inapplicable

Item 5.     Other Information

                Inapplicable

Item 6.     Exhibits and Reports on Form 8-K

          a.  Exhibits
              Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.       Reports on Form 8-K:  None

                        REALTY PARKING PROPERTIES II L.P.




                                   SIGNATURES




Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                REALTY PARKING PROPERTIES II L.P.




DATE:          8/6/02           By:      /s/   John M. Prugh
                                John M. Prugh
                                President and Director
                                Realty Parking Company II, Inc.
                                General Partner



DATE:          8/6/02           By:      /s/   Timothy M.Gisriel
                                Timothy M. Gisriel
                                Treasurer
                                Realty Parking Company II, Inc.
                                General Partner