Form 10-Q
period 2002-09-30
REALTY PARKING PROPERTIES II LP
filed 2002-11-14
CIK 871014

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


(Mark One)
{ X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                                       ------------------

{   } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to _____


      For Quarter Ended September 30, 2002     Commission file number 000-20147


                        Realty Parking Properties II L.P.
             (Exact Name of Registrant as Specified in its Charter)


        Delaware                                   52-1710286
(State or Other Jurisdiction of                 (I.R.S. Employer
Incorporation or Organization)                Identification Number)


               225 East Redwood Street, Baltimore, Maryland 21202
               -------------------------------------------- -----
               (Address of Principal Executive Offices) (Zip Code)

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

                Yes     X                         No_____

                        REALTY PARKING PROPERTIES II L.P.


                                      INDEX



                                                                       Page No.
Part I.    Financial Information


     Item 1.  Financial Statements

                 Balance Sheets                                              1
                 Statements of Operations                                    2
                 Statements of Partners' Capital                             3
                 Statements of Cash Flows                                    4
                 Notes to Financial Statements                             5-6


     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       7-9


     Item 3.  Quantitative and Qualitative Disclosures
                 About Market Risk                                          10
     Item 4.  Controls and Procedures                                       10


Part II.   Other Information


     Item 1. through Item 6.                                                10

     Signatures                                                             11

                        REALTY PARKING PROPERTIES II L.P.
                                 Balance Sheets

                                                                September 30,
                                                                   2002             December 31,
                                                                (Unaudited)             2001
                                                           ------------------  --------------------
Assets
  Investment in real estate                                $       5,671,315   $        10,057,155
  Cash and cash equivalents                                          580,858               351,264
  Accounts receivable                                                 42,000               158,302
                                                           ------------------  --------------------

                                                           $       6,294,173   $        10,566,721
                                                           ==================  ====================

Liabilities and Partners' Capital
  Liabilities
    Accounts payable and accrued expenses                  $          34,382   $           118,036
    Due to affiliate                                                  57,095               108,302
    Real estate taxes payable                                         37,000               142,000
                                                           ------------------  --------------------
                                                                     128,477               368,338
                                                           ------------------  --------------------

  Partners' Capital
    General Partner                                                        -                     -
    Assignee and Limited Partnership
      Interests - $25 stated value per
      unit, 1,392,800 units outstanding                            6,165,596            10,198,283
    Subordinated Limited Partner                                         100                   100
                                                           ------------------  --------------------
                                                                   6,165,696            10,198,383
                                                           ------------------  --------------------

                                                           $       6,294,173   $        10,566,721
                                                           ==================  ====================







                 See accompanying notes to financial statements

                        REALTY PARKING PROPERTIES II L.P.
                            Statements of Operations
                                   (Unaudited)

                                                     Three Months Ended                         Nine Months Ended
                                               September 30,      September 30,        September 30,        September 30,
                                                  2002                2001                  2002                 2001
                                          ---------------------------------------   ----------------------------------------
Revenues
   Parking lot rental                     $          101,481   $         154,403    $         415,074   $           594,949
   Interest income                                    12,836               1,888               14,910                11,361
                                          -------------------  ------------------   ------------------  --------------------
                                                     114,317             156,291              429,984               606,310
                                          -------------------  ------------------   ------------------  --------------------

Expenses
   Administrative, including amounts
     to related party                                 13,276              23,177               61,176                74,917
   Professional fees                                   5,500              14,754               16,500                25,754
   Management fees to related party                   23,079              17,107               59,222                51,535
   Interest                                                -                 695                    -                18,616
   Depreciation                                        1,949               4,165                5,848                12,494
                                          -------------------  ------------------   ------------------  --------------------
                                                      43,804              59,898              142,746               183,316
                                          -------------------  ------------------   ------------------  --------------------

Income from continuing operations                     70,513              96,393              287,238               422,994

Discontinued operations                            3,967,336             242,709            4,081,122               334,903
                                          -------------------  ------------------   ------------------  --------------------

Net earnings                              $        4,037,849   $         339,102    $       4,368,360   $           757,897
                                          ===================  ==================   ==================  ====================

Net earnings per unit of assignee and
  limited partnership interest-basic
    Continuing operations                 $             0.05   $            0.07    $            0.20   $              0.30
    Discontinued operations                             2.79                0.17                 2.87                  0.24
                                          -------------------  ------------------   ------------------  --------------------

    Total                                  $            2.84    $           0.24     $           3.07    $             0.54
                                          ===================  ==================   ==================  ====================





                 See accompanying notes to financial statements
                                        2

                        REALTY PARKING PROPERTIES II L.P.
                         Statements of Partners' Capital
                  Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)

                                                 Assignee
                                               and Limited          Subordinated
                                               Partnership           Limited               General
                                                Interests            Partner               Partner               Total
                                          ----------------------------------------------------------------------------------
Balance at December 31, 2001              $       10,198,283   $             100    $               -   $        10,198,383

Net earnings                                       4,284,350                   -               84,010             4,368,360

Distributions to partners -
    Operations                                      (401,235)                  -               (4,053)             (405,288)
    Sales proceeds, net                           (7,915,802)                  -              (79,957)           (7,995,759)
                                          -------------------  ------------------   ------------------  --------------------

Balance at September 30, 2002             $        6,165,596   $             100    $               -   $         6,165,696
                                          ===================  ==================   ==================  ====================



Balance at December 31, 2000              $       13,740,841   $             100    $               -   $        13,740,941

Net earnings                                         750,318                   -                7,579               757,897

Distributions to partners                           (549,841)                  -               (5,554)             (555,395)
                                          -------------------  ------------------   ------------------  --------------------

Balance at September 30, 2001             $       13,941,318   $             100    $           2,025   $        13,943,443
                                          ===================  ==================   ==================  ====================






                 See accompanying notes to financial statements

                        REALTY PARKING PROPERTIES II L.P.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                           Nine Months Ended
                                                                   September 30,       September 30,
                                                                      2002                 2001
                                                                -------------------------------------
Cash flows from operating activities
  Net earnings                                                $       4,368,360   $           757,897
  Adjustments to reconcile net earnings to net cash
     provided by operating activities
      Gain on sales of properties, net                               (3,738,508)                    -
      Depreciation                                                       28,589                46,605
      Changes in assets and liabilities
         (Increase) decrease in accounts receivable
             and real estate taxes payable, net                          11,302              (162,233)
         Increase (decrease) in accounts payable
             and accrued expenses                                       (83,654)                   55
         Decrease in due to affiliate                                   (51,207)               (1,322)
                                                              ------------------  --------------------
Net cash provided by operating activities                               534,882               641,002
                                                              ------------------  --------------------

Cash flows from investing activities
   Proceeds from sales of properties, net                             8,095,759                     -
   Deposit                                                                    -                15,000
                                                              ------------------  --------------------
Net cash provided by investing activities                             8,095,759                15,000
                                                              ------------------  --------------------

Cash flows from financing activities
   Distributions to partners                                         (8,401,047)             (555,395)
   Repayment of note payable                                                  -              (636,000)
                                                              ------------------  --------------------
Net cash used in financing activities                                (8,401,047)         (1,191,395)
                                                              ------------------  --------------------

Net increase (decrease) in cash and cash equivalents                    229,594              (535,393)
Cash and cash equivalents
    Beginning of period                                                 351,264               769,227
                                                              ------------------  --------------------

    End of period                                             $         580,858   $           233,834
                                                              ==================  ====================







                 See accompanying notes to financial statements
                                        4

                        REALTY PARKING PROPERTIES II L.P.

                          Notes to Financial Statements
                               September 30, 2002
                                   (Unaudited)


Note 1 - The Fund and Basis of Preparation

The accompanying financial statements of Realty Parking Properties II L.P. (the "Fund") do not include all of the information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited interim financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair statement of financial position, operating results and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. Certain amounts in the statements of operations for 2001 have been reclassified to conform to the presentation for 2002. The unaudited interim financial information should be read in conjunction with the financial statements contained in the 2001 Annual Report.


Note 2 - Cash and Cash Equivalents

The Fund considers all short-term investments with maturities of three months or less at dates of purchase as cash equivalents. Cash and cash equivalents consist of cash and a money market account and are stated at cost, which approximated market value at September 30, 2002 and December 31, 2001.


Note 3 - Investment in Real Estate

Investment in real estate is summarized as follows:

                                      September 30, 2002      December 31, 2001

Land                                       $ 5,721,351          $   9,053,445
Building                                             -              1,432,655
                                          -------------        ---------------
                                             5,721,351             10,486,100
Less accumulated depreciation                   50,036                428,945
                                          -------------        ---------------
         Total                             $ 5,671,315          $  10,057,155
                                          =============        ===============

Depreciation of the garage structures is computed using the straight-line method over 31.5 years for property placed in service prior to January 1, 1994 and 39 years for property placed in service after January 1, 1994.


Note 4 - Sales of Properties

On August 6, 2002, the Fund sold its Nashville, Tennessee property for $5,000,000. The Fund's investment in the property was $1,625,026, net of accumulated depreciation of $172,706. The gain from the sale totaled $2,832,124, net of expenses of $542,850.

On July 31, 2002, the Fund sold its Dallas, Texas property for $2,682,500. Additionally, the Fund received a settlement of $111,138 from the original title company as compensation for the diminished value of the property resulting from an undisclosed easement. The Fund's investment in the property was $1,854,802, net of the settlement payment and accumulated depreciation of $234,792. The gain from the sale totaled $680,555, net of expenses of $147,143.

On July 19, 2002, the Fund sold its Tulsa, Oklahoma property for $1,020,000. The Fund's investment in the property was $766,285. The gain from the sale totaled $225,829, net of expenses of $27,886.

                        REALTY PARKING PROPERTIES II L.P.

                          Notes to Financial Statements
                               September 30, 2002
                                   (Unaudited)

Note 5 - Discontinued Operations

During the third quarter of 2002 the Fund's Tulsa, Oklahoma, Dallas, Texas and Nashville, Tennessee properties were sold. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations of these properties are reported in discontinued operations for all periods presented in the statements of operations. Income from discontinued operations is summarized as follows:

                         Three Months Ended                   Nine Months Ended
                      Sept. 30,       Sept. 30,       Sept. 30,      Sept. 30,
                        2002            2001            2002           2001
                    ------------    ------------    -------------   -----------
Revenues            $   242,972     $   271,428     $    418,960    $   447,416
Expenses                (14,144)        (28,719)         (76,346)      (112,513)
Gain on sale
  of properties       3,738,508               -        3,738,508              -
                    ------------    ------------    -------------   ------------
                    $ 3,967,336     $   242,709     $  4,081,122    $   334,903
                    ============    ============    =============   ============



Note 6 - Related Party Transactions

The General Partner earned an asset-based management fee for advising the Fund and managing its investments of $31,672 and $25,931 during the three months ended September 30, 2002 and 2001, respectively, and $99,645 and $78,006 during the nine months ended September 30, 2002 and 2001, respectively (portions of which have been recorded in discontinued operations). This fee is equal to 0.75% of the Fund's capital contributions invested in certain properties or fair values based on updated appraisals for certain other properties. Additionally, the General Partner was reimbursed for certain costs incurred relating to administrative services for the Fund totaling $25,423 and $20,709 during the three months ended September 30, 2002 and 2001, respectively, and $74,268 and $72,012 during the nine months ended September 30, 2002 and 2001, respectively.


Note 7 - Note payable

In July 2000, the Fund's line of credit agreement with a bank was amended to reduce the bank's commitment from $3,500,000 to $736,000, the principal balance outstanding at that time. The interest rate on outstanding borrowings was the bank's prime rate. The line of credit was repaid in full in July 2001. Interest expense totaled $695 and $18,616 during the three and nine months ended September 30, 2001, respectively.


Note 8 - Net Earnings Per Unit of Assignee and Limited Partnership Interest

Net earnings per unit of assignee and limited partnership interest as disclosed on the Statements of Operations is based upon 1,392,800 units outstanding.


Note 9 - Subsequent Event

On November 14, 2002, the Fund plans to make a cash distribution totaling $300,000, of which 99% will be allocated to Assignee and Limited Partners. This distribution is derived from funds provided by operating activities for the quarter ended September 30, 2002. Holders of Units will receive a cash distribution of approximately $0.21 per Unit.

                        REALTY PARKING PROPERTIES II L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Liquidity and Capital Resources

      The Fund acquired twelve Properties through 1994 and sold ten of the Properties through September 30, 2002. The Fund does not contemplate making any major improvements to its properties during 2002.

      At September 30, 2002, the Fund had a working capital position that includes cash and cash equivalents of $580,858, accounts receivable (net of real estate taxes payable) of $5,000, and accounts payable and accrued expenses of $91,477. Cash and cash equivalents increased $263,168 during the quarter ended September 30, 2002. This increase represents the net effect of $363,168 in cash provided by operating activities, $8,095,759 of proceeds from the sales of three properties, net of the quarterly distribution to investors totaling $200,000, and sales proceeds distributions to investors totaling $7,995,759.

      On November 14, 2002, the Fund plans to make a cash distribution totaling $300,000, of which 99% will be allocated to Assignee and Limited Partners. This distribution is derived from funds provided by operating activities for the quarter ended September 30, 2002. Holders of Units will receive a cash distribution of approximately $0.21 per Unit.

      On September 10, 2002, the Fund made a sales proceeds distribution (from the three property sales discussed below) totaling $7,995,759, of which 99% was allocated to Assignee and Limited Partners. Holders of Units received a cash distribution of approximately $5.69 per Unit.

      On August 6, 2002, the Fund sold its Nashville, Tennessee property for $5,000,000. The Fund's investment in the property was $1,625,026, net of accumulated depreciation of $172,706. The gain from the sale totaled $2,832,124, net of expenses of $542,850.

      On July 31, 2002, the Fund sold its Dallas, Texas property for $2,682,500. Additionally, the Fund received a settlement of $111,138 from the original title company as compensation for the diminished value of the property resulting from an undisclosed easement. The Fund's investment in the property was $1,854,802, net of the settlement payment and accumulated depreciation of $234,792. The gain from the sale totaled $680,555, net of expenses of $147,143.

      On July 19, 2002, the Fund sold its Tulsa, Oklahoma property for $1,020,000. The Fund's investment in the property was $766,285. The gain from the sale totaled $225,829, net of expenses of $27,886.


Results of Operations

      In accordance with the provisions of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), the statements of operations present income from continuing operations and from discontinued operations. Discontinued operations include the operating results of properties sold in 2002. The prior year amounts for these properties have been reclassified to discontinued operations as required by SFAS No. 144. The following discussion and analysis of the results of operations conforms to this presentation in the statements of operations.

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

                        REALTY PARKING PROPERTIES II L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Income from Continuing Operations

      Income from continuing operations includes results from two of the Fund's properties (San Antonio and Phoenix) in 2002 and reflects these same two properties and the San Diego property sold in the fourth quarter of 2001. Expenses not directly identifiable with a specific property held for sale are reflected in continuing operations.

      Parking lot revenue of $101,481 was earned during the three months ended September 30, 2002, reflecting a decrease of $52,922 from the same period in 2001. The decrease is a result of the San Diego property sale during 2001 ($54,642), and an increase in percentage rent earned during the third quarter of 2002 ($1,720).

      Parking lot revenue of $415,074 was earned during the nine months ended September 30, 2002, reflecting a decrease of $179,875 from the same period in 2001. The decrease is a result of the San Diego property sale during 2001 ($163,925), and a net decrease in percentage rents earned during 2002 ($15,950). The decrease in percentage rents is primarily attributed to the Phoenix airport site, which experienced lower parking revenues as a result of the decrease in airport traffic after the September 11 events.

      Expenses incurred during the three months ended September 30, 2002, net of depreciation, totaled $41,855 reflecting a decrease of $13,878 from the same period in 2001. Expenses incurred during the nine months ended September 30, 2002, net of depreciation, totaled $136,898 reflecting a decrease of $33,924 from the same period in 2001. The net decreases in expenses for the three and nine months ended September 30, 2002 are primarily attributed to four factors. Administrative expenses decreased primarily because of decreases in the level of support services required by the Fund. Professional fees decreased because consulting expenses incurred during 2001 were not incurred during 2002. Management fees increased as a result of updated appraisals that increased the fair market basis of the assets. The Fund made the final principal payment on its note payable in July 2001, and, therefore, there was no interest expense recorded during 2002.

Discontinued Operations

      Discontinued operations reflects parking revenue from the Fund's properties in Tulsa, Oklahoma, Dallas, Texas and Nashville, Tennessee and expenses that can be directly attributed to these three properties.

      Parking lot revenue of $242,973 and $418,960 was earned during the three and nine months ended September 30, 2002, respectively, reflecting a decrease of $28,456 from the same periods in 2001. The decrease is the result of property sales during 2002.

      Expenses incurred during the three months ended September 30, 2002, net of depreciation, totaled $14,143 reflecting a decrease of $3,206 from the same period in 2001. Expenses incurred during the nine months ended September 30, 2002 totaled $53,606 reflecting a decrease of $24,797 from the same period in 2001. The decrease in the nine months ended September 30, 2002 is the result of lower Tennessee franchise and excise taxes on the Fund's Nashville property, net of higher management fees based on updated appraisals obtained in 2001.


Outlook

      The Fund is currently undergoing serious negotiations with separate buyers for the two remaining properties in San Antonio, Texas and Phoenix, Arizona. Should these negotiations result in sales of these final two properties, the Fund will conclude its operations.

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

                        REALTY PARKING PROPERTIES II L.P.


PART I.   FINANCIAL INFORMATION

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
         None

Item 4.   Controls and Procedures

         Within the 90-day period prior to the filing of this quarterly report, an evaluation was performed under the supervision and with the participation of the Fund's management, including the Chief Executive Officer and Chief Financial Officer of the general partner, of the effectiveness of the design and operation of disclosure controls and procedures as defined in Rule 13a-14 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 5.     Other Information
                Inapplicable

Item 6.     Exhibits and Reports on Form 8-K

          a.  Exhibits
              Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               Exhibit  99.3   Certification  of  Principal   Executive  Officer
               Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               Exhibit  99.4   Certification  of  Principal   Financial  Officer
               Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

b.       Reports on Form 8-K:

              Form 8-K dated July 19, 2002 described the Fund's sales of the Tulsa, Oklahoma, Dallas, Texas, and Nashville, Tennessee properties.

                        REALTY PARKING PROPERTIES II L.P.




                                   SIGNATURES




Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        REALTY PARKING PROPERTIES II L.P.




DATE:     11/13/02                      By:    /s/  John M. Prugh
                                        John M. Prugh
                                        President and Director
                                        Realty Parking Company II, Inc.
                                        General Partner



DATE:     11/12/02                      By:   /s/   Timothy M. Gisriel
                                        Timothy M. Gisriel
                                        Treasurer
                                        Realty Parking Company II, Inc.
                                        General Partner