Form 10-K
period 2002-12-31
REALTY PARKING PROPERTIES II LP
filed 2003-03-31
CIK 871014

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
{ X } ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 2002

                                       OR

{   } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

                    For the transition period from to ______

                         Commission file number 0-20147

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

               Yes                            No     X

     As of December 31, 2002, there were 1,392,800 Units of Assignee Limited Partnership Interests held by non-affiliates of the Registrant. Because there is not an established public trading market for the Units, the aggregate market value of the Units held by non-affiliates of the Registrant cannot be calculated.

                       Documents Incorporated by Reference


The Annual Report for 2002 is incorporated by reference.

                        REALTY PARKING PROPERTIES II L.P.


                                      Index




Part I                                                                     Page


     Item 1.    Business                                                      3
     Item 2.    Properties                                                    4
     Item 3.    Legal Proceedings                                             4
     Item 4.    Submission of Matters to a Vote of Security Holders           4


Part II.


     Item 5.    Market for Registrant's Common Equity
                   and Related Stockholder Matters                            5
     Item 6.    Selected Financial Data                                       5
     Item 7.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operation                       6-8
     Item 7a.   Quantitative and Qualitative Disclosures About Market Risk    8
     Item 8.    Financial Statements and Supplementary Data                   8
     Item 9.    Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                        8
Part III.

     Item 10.   Directors and Executive Officers of the Registrant            9
     Item 11.   Executive Compensation                                        9
     Item 12.   Security Ownership of Certain Beneficial Owners
                   and Management and Related Partner Matters                10
     Item 13.   Certain Relationships and Related Transactions               10
     Item 14.   Controls and Procedures                                      10


Part IV.


     Item 15.   Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K                                      10-16

     Signatures                                                              17

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

      The General Partner of the Fund is Realty Parking Company II, Inc., a Maryland corporation.

      A minimum of 100,000 units of assignee limited partnership interests (the "Units") and an increased maximum of 4,000,000 Units were registered under the Securities and Exchange Act of 1933, as amended. The Fund issued an aggregate of 1,392,760 Units, raising $34,819,000 of gross offering proceeds, at eighteen closings through March 1993. The offering proceeds, net of issuance related fees and working capital reserves, were used to acquire the Properties. Additionally, the Fund obtained a line of credit to complete the Fund's acquisition program, to supplement working capital reserves and to make distributions to partners (see Note 8, "Note Payable," in Item 8. Financial Statements, herein).

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

      The Fund acquired twelve Properties through 1994 and has sold ten of the Properties through December 31, 2002. The Fund's net investment in the Properties, including the Property held for sale, is $5,669,365 at December 31, 2002 (see Item 2. Properties).

      The Properties are leased to the Advisor for a 10-year period, expiring in April 2004 and June 2007, with options to extend the leases for two additional terms of five years. Under the terms of the lease agreements, the Advisor is obligated to pay the Fund the greater of minimum rent plus reimbursement of real estate taxes or 65% of gross parking revenues ("percentage rent"). The minimum rents are currently equal to 7% of a property's adjusted acquisition cost, which generally equals the sum of the property's purchase price, related acquisition expenses and fees, and site preparation costs. Additionally, under the terms of the leases, the Advisor is responsible for all operating costs, including ad valorem real estate taxes and general and garage liability insurance coverage. Each lease is cancelable by the Fund upon the sale of a property and payment to the Advisor of a "termination fee." The termination fee generally equals 15% of the amount, if any, by which the property's sale proceeds exceed the original acquisition cost of the property plus a 12% compounded annual return on the original acquisition cost minus all rents received by the Fund from the Property.

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

                        REALTY PARKING PROPERTIES II L.P


Item 2.  Properties

      The Fund owns two Properties at December 31, 2002, as follows:

                                Approximate                      Gross (1)           2002 (3)
           Location            Size (Sq. Ft.)     Type         Investment Cost      Rental Income    Lease Date

Phoenix, Arizona                  275,310      surface lot      $  3,304,549          $ 289,766       5/94-4/04
Southwest corner of Van
Buren and 44th Streets

San Antonio, Texas                 43,341      surface lot         2,364,816            225,068       7/92-6/07
Northwest corner of Dwyer
Avenue and Nueva Street  (2)
                                                                -------------------------------
                 Total                                          $  5,669,365          $ 514,834
                                                                ===============================

(1) Investment in real estate includes a property classified as held for sale and is recorded net of accumulated depreciation totaling $51,985.
(2) The Fund classified this Property as held for sale at December 31, 2002 and subsequently sold the property on February 20, 2003.
(3) 2002 rental income does not include rental income from the Properties sold during 2002.



Item 3.  Legal Proceedings

       The Fund is not subject to any material pending legal proceedings.



Item 4.  Submission of Matters to a Vote of Security Holders

       There were no matters submitted to the security holders for a vote during the last quarter of the fiscal year covered by this report.

                        REALTY PARKING PROPERTIES II L.P


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      An established public trading market for the Units does not exist and the Fund does not anticipate that a public market will develop. Transfer of Units by an investor and purchase of Units by the Fund may be accommodated under certain terms and conditions. The Partnership Agreement imposes certain limitations on the transfer of Units and may restrict, delay or prohibit a transfer primarily if:

o the transfer of Units would cause a technical termination of the Fund within meaning of Section 708(b)(1)(A) of the Internal Revenue Code,

o such a transfer would be a violation of any federal or state securities laws that may cause the Fund to be classified other than as a partnership for federal income tax purposes, and

o such transfers would cause the Fund to be treated as a "publicly traded partnership" under Sections 7704 and 469(k) of the Internal Revenue Code.

      As of December 31, 2002, there were 1,888 holders of assignee units of limited partnership interests of the registrant, owning an aggregate of 1,392,800 units.

      The Fund made four quarterly cash distributions in 2002, 2001, and 2000 totaling $705,289, $810,034 and $1,160,501, respectively, from funds provided by operating activities. Additionally, in 2002, 2001 and 2000, the Fund distributed sales proceeds totaling $7,995,759, $5,076,934 and $9,225,916, respectively.


Item 6.  Selected Financial Data

      The following selected financial data should be read in conjunction with the financial statements and accompanying notes incorporated by reference in this report.

                                     2002                2001              2000             1999               1998

      Rental income (1)         $    933,795       $  1,282,851        $ 1,439,471      $  2,286,332       $  2,303,706
      Interest income                 16,165             18,652             94,123            58,612             26,396
      Gain on properties, net (2)  3,738,508          1,471,997          4,883,776         6,311,322                -
      Net earnings                 4,349,405          2,344,410          6,010,278         7,977,696          1,553,368
      Net earnings per Unit             3.06               1.64               4.24              5.58               1.10

      Total assets                 6,033,941         10,566,721         14,690,558        20,620,474         27,582.852
      Note payable                        -                  -             636,000         2,086,000          2,561,000
      Partners' capital            5,846,740         10,198,383         13,740,941        18,117,080         24,633,693
       Cash distributions
        Paid per Unit:
          Operations                     .50                .58                .82              1.00               1.03
          Sales proceeds                5.68               3.61               6.56              9.30                -

(1) Includes revenue from properties sold or classified as held for sale after January 1, 2002, which is classified in discontinued operations in the statements of operations.

(2) Includes gains on properties sold after January 1, 2002, which are classified in discontinued operations in the statements of operations.

                        REALTY PARKING PROPERTIES II L.P


Item 7.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations

Liquidity and Capital Resources

       The Fund currently has no plans to use working capital to perform major repairs or improvements to its two remaining properties.

      At December 31, 2002, the Fund had a working capital position that included cash and cash equivalents of $327,576 and accounts payable and accrued expenses of $150,201. Cash and cash equivalents decreased $23,688 during 2002. This decrease represents the net effect of $581,600 in cash provided by operating activities, $705,289 in quarterly cash distributions to investors, $8,095,760 from the sales of three properties, and sales proceeds distributions to investors totaling $7,995,759. The Fund has sufficient liquidity to satisfy its anticipated operating expenditures.

      On February 20, 2003, the Fund sold its San Antonio property for $3,300,000. The Fund's investment in the property was $2,364,816. The gain from the sales totaled $744,934, net of expenses of $190,250.

      On March 17, 2003, the Fund made the San Antonio sale proceeds distribution totaling $3,109,750, of which 99% was allocated to Assignee and Limited Partners. Assignee and Limited Partners received a cash distribution of approximately $2.21 per original $25 Unit.

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

Sales

      During 2002, the Fund sold three properties (Dallas, Nashville and Tulsa) for $8,702,500. The Fund's investment in the properties was $4,246,113 net of a settlement payment, and accumulated depreciation of $407,498. The gain from the sales totaled $3,738,508, net of expenses of $717,879.

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

                        REALTY PARKING PROPERTIES II L.P


Item 7.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations (continued)

Continuing Operations

      Parking lot revenue for 2002, 2001 and 2000 totaled $289,766, $545,809 and $708,135, respectively.

      Parking lot revenue declined during 2002 by $256,043 from 2001. This decline resulted from: (1) reduced rental income of $200,352 related to the property that was sold during 2001, and (2) lower percentage rent of $55,691 earned at a property during 2002.

      Parking lot revenue declined during 2001 by $162,326 from 2000. This decline resulted from: (1) reduced rental income of $126,840 related to the two properties that were sold during 2000, (2) reduced rental income of $18,214 related to the property that was sold during 2001, and (3) lower percentage rent of $17,272 earned at one of the properties during 2001.

      Expenses in 2002, net of depreciation, totaled $149,551, reflecting a decrease of $71,504 from 2001. The decrease was primarily the result of lower administrative costs, lower professional fees, as nonrecurring fees were incurred in obtaining updated appraisals in 2001, and lower interest expense as a result of the repayment of the note payable in full during 2001.

      Expenses in 2001, net of depreciation, totaled $221,055, reflecting a decrease of $75,101 from 2000. The decrease was primarily the result of lower interest expense due to the lower balance on the note payable, which was repaid in full during 2001.


Discontinued Operations

      Discontinued operations reflects parking revenue from the Fund's properties in Dallas, Nashville, Tulsa and San Antonio, net of expenses that can be directly attributed to these properties and gains on the sales of the Dallas, Nashville and Tulsa properties discussed above.

      Parking lot revenue for 2002, 2001 and 2000 totaled $644,029, $737,042 and $731,336, respectively. Parking lot revenue decreased during 2002 by $93,013 from 2001 as a result of the decrease in rental income earned at the three properties that were sold during 2002. Parking lot revenue increased during 2001 by $5,706 over 2000, as a result of higher percentage rents earned during 2001.


      Expenses for 2002, 2001 and 2000 totaled $181,715, $193,590 and $94,276.
Expenses decreased during 2002 by $11,875 from 2001 primarily as a result of lower management fees due to sales of property in 2002. Expenses increased during 2001 by $99,314 over 2000. The increase was primarily the result of higher management fees due to adjustments to reflect the fair values of the remaining properties based on updated appraisals and franchise and excise taxes imposed by the State of Tennessee on the Fund's property in Nashville.


Outlook

      The Fund has received a letter of intent from a buyer for the Fund's final property in Phoenix, Arizona for $5,200,000. There is no assurance that this expression of interest will result in a satisfactory contract and the ultimate sale of the property.

                        REALTY PARKING PROPERTIES II L.P


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


Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

      None.


Item 8.  Financial Statements and Supplementary Data

      Index to Financial Statements:
                                                            Page(s)
                                                      Herein    Annual Report

           Independent Auditors' Report                  11           4
           Balance Sheets                                             5
           Statements of Operations                                   6
           Statements of Partners' Capital                            7
           Statements of Cash Flows                                   8
           Notes to Financial Statements                           9-15
           Financial Statement Schedule
             Schedule III - Real Estate and
             Accumulated Depreciation                    12

      All other schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto.


Item 9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure

      None.

                        REALTY PARKING PROPERTIES II L.P


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

 The directors and principal officers of the General Partner are as follows:

     John M. Prugh, age 54, has been a Director and President of the General Partner since 1990 and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1984. Mr. Prugh graduated from Gettysburg College in 1970, and was designated a Certified Property Manager by the Institute of Real Estate Management in 1979. He has worked in property management for H. G. Smithy Co., in Washington, D.C., and Dreyfus Bros., Inc. in Bethesda, Maryland. Since 1977, Mr. Prugh has been involved in managing, administering, developing and selling real estate investment projects sponsored by Alex. Brown Realty, Inc. and its subsidiaries.

     Peter E. Bancroft, age 50, has been a Director and Vice President of the General Partner since 1990 and a Senior Vice President of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1983. Mr. Bancroft graduated from Amherst College in 1974, attended the University of Edinburgh, and received a J.D. degree from the University of Virginia School of Law in 1979. Prior to joining Alex. Brown Realty, Inc. in 1983, Mr. Bancroft held legal positions with Venable, Baetjer and Howard and T. Rowe Price Associates, Inc.

     Terry F. Hall, age 56, has been a Vice President and Secretary of the General Partner since 1990 and a Vice President and Secretary of, and Legal Counsel for, Alex. Brown Realty, Inc. since 1989. Mr. Hall graduated from the University of Nebraska-Lincoln in 1968, and received a J.D. degree from the University of Pennsylvania Law School in 1973. Prior to joining Alex. Brown Realty, Inc. in 1986, Mr. Hall was a Partner at the law firm of Venable, Baetjer and Howard from 1981 to 1986 and an associate at the same firm from 1973 to 1981.

     Timothy M. Gisriel, age 46, has been the Treasurer of the General Partner and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1990. He was the Controller of Alex. Brown Realty, Inc. and Armata Financial Corp. from 1984 through 1990. Mr. Gisriel graduated from Loyola College in 1978 and received his Masters of Business Administration degree from the Robert G. Merrick School of Business, University of Baltimore, in 1993. Prior to joining Alex. Brown Realty, Inc. in 1984, Mr. Gisriel was an audit supervisor in the Baltimore office of Coopers & Lybrand. He is a Maryland Certified Public Accountant.

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

      For a discussion of compensation and fees to which the General Partner is entitled, see Item 13. Certain Relationships and Related Transactions, herein.

                        REALTY PARKING PROPERTIES II L.P


Item 12.   Security Ownership of Certain Beneficial Owners and Management and
                    Related Partner Matters

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

      At December 31, 2002, the Advisor held 42,104 Units (an approximate 3.0% investment in the Fund).

      There are no arrangements known to the Fund, the operation of which may, at a subsequent date, result in a change of control of the registrant.

      No securities of the Fund are authorized for issuance under equity compensation plans at December 31, 2002.

 Item 13.   Certain Relationships and Related Transactions
      The General Partner and its affiliates have and are permitted to engage in transactions with the Fund. For a summary of fees paid during 2002, 2001 and 2000 to the General Partner and its affiliates, see Note 7, "Related Party Transactions", in Item 8. Financial Statements, herein.

Item 14.  Controls and Procedures
      Within the 90-day period prior to the filing of this report, an evaluation was performed under the supervision and with the participation of the Partnership's management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, of the effectiveness of the design and operation of disclosure controls and procedures as defined in Rule 13a-14 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. Financial Statements: See Index to Financial Statements and Supplementary Data in Item 8. Financial Statements, herein.

    2. Financial Statement Schedule: See Index to Financial Statements and Supplementary Data in Item 8. Financial Statements, herein.

    3. Exhibits:
        o  (3, 4) Agreement of Limited  Partnership on pages 1 through
           39 of Exhibit A to the Fund's  Registration  Statement on
           Form S-11 (File No. 33-38437) incorporated herein by reference.
        o  Annual Report for 2002.
        o  (99.1) Certification Pursuant to 18 U.S.C. Section 1350, as
           Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
        o (99.2) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
        o  (99.3) Certification of Principal Executive Officer Pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002.
        o  (99.4) Certification of Principal Financial Officer Pursuant to
           Section 302 of the Sarbanes-Oxley Act  of 2002.

(b) Reports on Form 8-K: None.

                          INDEPENDENT AUDITORS' REPORT




The Partners
Realty Parking Properties II L.P.:


Under date of January 24, 2003, we reported on the balance sheets of Realty Parking Properties II L.P. as of December 31, 2002 and 2001, and the related statements of operations, partners' capital and cash flows for each of the years in the three-year period ended December 31, 2002, which are included in the Annual Report on Form 10-K for 2002. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Fund's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


              /s/ KPMG LLP


Baltimore, Maryland
January 24, 2003

                       REALTY PARKING PROPERTIES II L.P.
             SCHEDULE III. REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2002

------------------------------------------------------------------------------------------------------------------------------------
    COLUMN A                  COLUMN C             COLUMN D                    COLUMN E              COLUMN F    COLUMN H   COLUMN I
                                                COST CAPITALIZED                                                            LIFE ON
                                                   SUBSEQUENT            GROSS AMOUNT AT WHICH                               WHICH
                        INITIAL COST TO         TO ACQUISITION        CARRIED AT CLOSE OF PERIOD       ACCUM               DEPREC IN
                        THE PARTNERSHIP        LAND     BUILDING      LAND &    BUILDING &             DEPREC      DATE   LATEST I/S
  DESCRIPTION          LAND         BLDG    IMPRVMNTS   IMPRVMNTS   IMPRVMNTS   IMPRVMNTS     TOTAL   ("A/D")      ACQ      COMPUTED
---------------------  -------------------  ---------------------  ---------------------------------  -------    -------- ----------
PHOENIX, ARIZONA
approximately
275,310 square-foot
surface parking lot    $ 3,251,486           105,048                3,356,534        -      3,356,534   51,985     06/94  SEE NOTE 5


SAN ANTONIO, TEXAS
approximately
43,341 square-foot
surface parking lot      2,358,142             6,674                2,364,816        -      2,364,816     N/A      06/92      N/A
                      -------------------  ---------------------  -----------------------------------  -------    -------- ---------
                       $ 5,609,628     -     111,722          -     5,721,350        -      5,721,350   51,985
                      ===================  =====================  ===================================  ========


----------------------------------------------------------------------------------------------------------------------------------
(1)                                      2002                            2001                              2000
                                     REAL ESTATE        A/D          REAL ESTATE         A/D           REAL ESTATE         A/D
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT BEGINNING OF PERIOD      $ 10,486,100      428,945         14,144,210       422,193          20,556,544       872,524
ADDITIONS                                      -       30,538                  -        59,926                  -         62,141
REAL ESTATE SOLD                      (4,764,750)    (407,498)        (3,658,110)      (53,174)         (6,412,334)     (512,472)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT CLOSE OF PERIOD           $ 5,721,350       51,985         10,486,100       428,945          14,144,210       422,193
==================================================================================================================================


(2) AGGREGATE COST FOR FEDERAL INCOME TAX PURPOSES IS $5,721,350 AT DECEMBER 31, 2002

(3) SEE NOTE 3 AND 4 OF NOTES TO THE FINANCIAL STATEMENTS FOR INFORMATION REGARDING THE FUND'S INVESTMENT IN REAL ESTATE.

(4) THERE ARE NO ENCUMBRANCES ON THE REAL ESTATE SET FORTH ABOVE.

(5) LAND IMPROVEMENTS ARE DEPRECIATED OVER 15 YEARS STRAIGHT LINE
    BUILDING AND IMPROVEMENTS IN SERVICE PRIOR TO JANUARY 1, 1994 ARE DEPRECIATED OVER 31.5 YEARS STRAIGHT LINE BUILDING AND IMPROVEMENTS IN SERVICE AFTER JANUARY 1, 1994 ARE DEPRECIATED OVER 39 YEARS STRAIGHT LINE

                                                                Exhibit 99.1


                        REALTY PARKING PROPERTIES II L.P.

                            CERTIFICATION PURSUANT TO
                                18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002





     In connection with the filing of Realty Parking Properties II L.P.'s (the "Fund") Quarterly Report on Form 10-K for the period ending December 31, 2002 with the Securities and Exchange Commission on the date hereof (the "Report"), I, John M. Prugh, the Chief Executive Officer of Realty Parking Company II, Inc., General Partner of the Fund, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1)      The Report fully complies with the requirements of
                  section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Fund.





Date:  3/24/03                      By:  /s/  John M. Prugh
                                        John M. Prugh
                                        Chief Executive Officer
                                        Realty Parking Company II, Inc.
                                        General Partner

                                                                Exhibit 99.2


                        REALTY PARKING PROPERTIES II L.P.

                            CERTIFICATION PURSUANT TO
                                18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the filing of Realty Parking Properties II L.P.'s (the "Fund") Quarterly Report on Form 10-K for the period ending December 31, 2002 with the Securities and Exchange Commission on the date hereof (the "Report"), I, Timothy M. Gisriel, the Chief Financial Officer of Realty Parking Company II, Inc., General Partner of the Fund, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1)      The Report fully complies with the requirements of
                  section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Fund.






Date:   3/24/03                             By:  /s/   Timothy M. Gisriel
                                              Timothy M. Gisriel
                                              Chief Financial Officer
                                              Realty Parking Company II, Inc.
                                              General Partner

                                                                 Exhibit 99.3

                        REALTY PARKING PROPERTIES II L.P.

                  Certification of Principal Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, John M. Prugh, certify that:

1.   I have reviewed this report of Realty Parking Properties II L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this report;

4. The issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the issuer and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

     c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The issuer's other certifying officer and I have disclosed, based on our most recent evaluation, to the issuer's auditors and the audit committee of issuer's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. The issuer's other certifying officer and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:   3/24/03                      By: /s/  John M. Prugh
                                       John M. Prugh
                                       Chief Executive Officer
                                       Realty Parking Company II, Inc.
                                       General Partner

                                                                  Exhibit 99.4


                        REALTY PARKING PROPERTIES II L.P.

                  Certification of Principal Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Timothy M. Gisriel, certify that:

1.   I have reviewed this report of Realty Parking Properties II L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this report;

4. The issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the issuer and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

     c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The issuer's other certifying officer and I have disclosed, based on our most recent evaluation, to the issuer's auditors and the audit committee of issuer's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. The issuer's other certifying officer and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any correct ive actions with regard to significant deficiencies and material weaknesses.



Date:   3/24/03                        By:  /s/  Timothy M. Gisriel
                                          Timothy M. Gisriel
                                          Chief Financial Officer
                                          Realty Parking Company II, Inc.
                                          General Partner

                        REALTY PARKING PROPERTIES II L.P.



                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  REALTY PARKING PROPERTIES II L. P.



DATE:         3/24/03             BY:  /s/   John M. Prugh
                                        John M. Prugh
                                        President and Director
                                        Realty Parking Company II, Inc.
                                        General Partner


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following in the capacities and on the dates indicated.



DATE:        3/24/03               BY:  /s/   John M. Prugh
                                         John M. Prugh
                                         President and Director
                                         Realty Parking Company II, Inc.
                                         General Partner



DATE:        3/25/03               BY  /s/   Peter E. Bancroft
                                        Peter E. Bancroft
                                        Vice President and Director
                                        Realty Parking Company II, Inc.
                                        General Partner


DATE:        3/25/03               BY  /s/   Terry F. Hall
                                        Terry F. Hall
                                        Vice President and Secretary
                                        Realty Parking Company II, Inc.
                                        General Partner



DATE:        3/24/03               BY: /s/   Timothy M. Gisriel
                                        Timothy M. Gisriel
                                        Treasurer
                                        Realty Parking Company II, Inc.
                                        General Partner