Form 10-Q
period 2003-03-31
REALTY PARKING PROPERTIES II LP
filed 2003-05-12
CIK 871014

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

                  For the quarterly period ended March 31, 2003

          { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from to _____


        For Quarter Ended March 31, 2003 Commission file number 000-20147

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

       Yes                            No     X___

                        REALTY PARKING PROPERTIES II L.P.


                                      INDEX



                                                                      Page No.
Part I.    Financial Information


     Item 1.  Financial Statements

                 Balance Sheets                                              1
                 Statements of Operations                                    2
                 Statements of Partners' Capital                             3
                 Statements of Cash Flows                                    4
                 Notes to Financial Statements                             5-6


     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       7-8


     Item 3.  Quantitative and Qualitative Disclosures
                 About Market Risk                                           9
     Item 4.  Controls and Procedures                                        9


Part II.   Other Information


     Item 1. through Item 6.                                               9-13
     Signatures                                                             14

                        REALTY PARKING PROPERTIES II L.P.
                                 Balance Sheets

                                                         March 31,
                                                           2003             December 31,
                                                        (Unaudited)             2002
                                                   ------------------  --------------------
Assets
  Investment in real estate                        $       3,304,549   $         3,304,549
  Property held for sale                                           -             2,364,816
  Cash and cash equivalents                                  365,334               327,576
  Accounts receivable                                         36,000                37,000
                                                   ------------------  --------------------

                                                   $       3,705,883   $         6,033,941
                                                   ==================  ====================

Liabilities and Partners' Capital
  Liabilities
    Accounts payable and accrued expenses          $          34,421   $           109,430
    Due to affiliate                                          38,524                40,771
    Real estate taxes payable                                 34,000                37,000
                                                   ------------------  --------------------
                                                             106,945               187,201
                                                   ------------------  --------------------

  Partners' Capital
    General Partner                                                -                     -
    Assignee and Limited Partnership
      Interests - $25 stated value per
      unit, 1,392,800 units outstanding                    3,598,838             5,846,640
    Subordinated Limited Partner                                 100                   100
                                                   ------------------  --------------------
                                                           3,598,938             5,846,740
                                                   ------------------  --------------------

                                                   $       3,705,883   $         6,033,941
                                                   ==================  ====================







                 See accompanying notes to financial statements
                                        1

                        REALTY PARKING PROPERTIES II L.P.
                            Statements of Operations
                                   (Unaudited)

                                                                  Three Months Ended
                                                           March 31,            March 31,
                                                              2003                 2002
                                                      ----------------------------------------

Revenues
   Parking lot rental                                 $          58,562   $            58,562
   Contract default income                                       50,000                     -
   Interest income                                                1,936                 1,066
                                                      ------------------  --------------------
                                                                110,498                59,628
                                                      ------------------  --------------------

Expenses
   Administrative, including amounts
     to related party                                            13,829                31,370
   Professional fees                                             10,574                 5,500
   Management fees to related party                               9,357                11,768
   Depreciation                                                       -                 1,950
                                                      ------------------  --------------------
                                                                 33,760                50,588
                                                      ------------------  --------------------

Income from continuing operations                                76,738                 9,040

Discontinued operations                                         785,210                90,091
                                                      ------------------  --------------------

Net earnings                                          $         861,948   $            99,131
                                                      ==================  ====================

Net earnings per unit of assignee and
  limited partnership interest-basic
    Continuing operations                             $            0.05   $              0.01
    Discontinued operations                                        0.55                  0.06
                                                      ------------------  --------------------

    Total                                              $           0.60    $             0.07
                                                      ==================  ====================



                 See accompanying notes to financial statements

                        REALTY PARKING PROPERTIES II L.P.
                         Statements of Partners' Capital
                   Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                 Assignee
                                               and Limited          Subordinated
                                               Partnership           Limited               General
                                                Interests            Partner               Partner               Total
                                          ----------------------------------------------------------------------------------

Balance at December 31, 2002              $        5,846,640   $             100    $               -   $         5,846,740

Net earnings                                         830,850                   -               31,098               861,948

Distribution to partners -
    sale proceeds, net                            (3,078,652)                  -              (31,098)           (3,109,750)
                                          -------------------  ------------------   ------------------  --------------------

Balance at March 31, 2003                 $        3,598,838   $             100    $               -   $         3,598,938
                                          ===================  ==================   ==================  ====================



Balance at December 31, 2001              $       10,198,283   $             100    $               -   $        10,198,383

Net earnings                                          98,140                   -                  991                99,131

Distribution to partners - operating                (101,808)                  -               (1,028)             (102,836)
                                          -------------------  ------------------   ------------------  --------------------

Balance at March 31, 2002                 $       10,194,615   $             100    $             (37)  $        10,194,678
                                          ===================  ==================   ==================  ====================







                 See accompanying notes to financial statements

                        REALTY PARKING PROPERTIES II L.P.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                            Three Months Ended
                                                                       March 31,            March 31,
                                                                         2003                 2002
                                                                    -------------------------------------
Cash flows from operating activities
  Net earnings                                                   $         861,948   $            99,131
  Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities
      Gain on sale of property, net                                       (744,934)                    -
      Proceeds from contract default                                       (50,000)                    -
      Depreciation                                                               -                13,320
      Changes in assets and liabilities
         (Increase) decrease in accounts receivable
             and real estate taxes payable, net                             (2,000)               16,302
         Decrease in accounts payable and
             accrued expenses                                              (75,009)              (22,024)
         Decrease in due to affiliate                                       (2,247)              (48,362)
                                                                 ------------------  --------------------
Net cash provided by (used in) operating activities                        (12,242)               58,367
                                                                 ------------------  --------------------

Cash flows from investing activities
   Proceeds from sale of property, net                                   3,109,750                     -
   Proceeds from contract default                                           50,000                     -
                                                                 ------------------  --------------------
Net cash provided by investing activities                                3,159,750                     -
                                                                 ------------------  --------------------

Cash flows from financing activities -
   distributions to partners                                            (3,109,750)             (102,836)
                                                                 ------------------  --------------------

Net increase (decrease) in cash and cash equivalents                        37,758               (44,469)
Cash and cash equivalents
    Beginning of period                                                    327,576               351,264
                                                                 ------------------  --------------------

    End of period                                                $         365,334   $           306,795
                                                                 ==================  ====================



                 See accompanying notes to financial statements
                                        4

                        REALTY PARKING PROPERTIES II L.P.

                          Notes to Financial Statements
                                 March 31, 2003
                                   (Unaudited)


Note 1 - The Fund and Basis of Preparation

The accompanying financial statements of Realty Parking Properties II L.P. (the "Fund") do not include all of the information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited interim financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair statement of financial position, operating results and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. Certain amounts in the statements of operations for 2002 have been reclassified to conform to the presentation for 2003. The unaudited interim financial information should be read in conjunction with the financial statements contained in the 2002 Annual Report.


Note 2 - Cash and Cash Equivalents

The Fund considers all short-term investments with maturities of three months or less at dates of purchase as cash equivalents. Cash and cash equivalents consist of cash and a money market account and are stated at cost, which approximated market value at March 31, 2003 and December 31, 2002.


Note 3 - Investment in Real Estate

Investment in real estate totals $3,304,549, net of accumulated depreciation of $51,985, at March 31, 2003 and December 31, 2002.

Depreciation of the garage structures is computed using the straight-line method over 31.5 years for property placed in service prior to January 1, 1994 and 39 years for property placed in service after January 1, 1994.


Note 4 - Sale of Property

On February 20, 2003, the Fund sold its San Antonio, Texas property for $3,300,000. The Fund's investment in the property was $2,364,816. The gain from the sale totaled $744,934, net of expenses of $190,250.


Note 5 - Contract Default Income

The Fund had a signed contract for the Phoenix, Arizona property. The buyer defaulted in consummating the purchase of the property and the Fund recorded the buyer's nonrefundable deposit of $50,000 as income.

                        REALTY PARKING PROPERTIES II L.P.

                          Notes to Financial Statements
                                 March 31, 2003
                                   (Unaudited)


Note 6 - Discontinued Operations

The Fund's property in San Antonio, Texas was sold during the first quarter of 2003. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which was effective on January 1, 2002 with respect to the Fund, the results of operations of this property and the three properties which were sold during 2002 are reported in discontinued operations for all periods presented in the statements of operations. Income from discontinued operations is summarized as follows:

                              Three Months Ended
                          March 31,         March 31,
                            2003               2002
                     -----------------  -----------------

Revenues             $         53,467   $        129,193
Expenses                      (13,191)           (39,102)
Gain on sale
  of property                 744,934                  -
                     -----------------  -----------------

                     $        785,210   $         90,091
                     =================  =================



Note 7 - Related Party Transactions

The General Partner earned an asset-based management fee for advising the Fund and managing its investments of $15,545 and $34,000 during the three months ended March 31, 2003 and 2002, respectively (portions of which have been recorded in discontinued operations). This fee is equal to 0.75% of the fair values of the properties. Additionally, the General Partner was reimbursed for certain costs incurred relating to administrative services for the Fund totaling $22,979 and $25,940 during the three months ended March 31, 2003 and 2002, respectively.

Pursuant to an Investment Advisory Agreement, the Advisor earns a fee upon disposition of a property equal to 1.5% of the contract price for the sale of the property. Such fee is earned for services rendered to advise the General Partner on the timing and pricing of property sales. The Advisor earned an advisory fee of $49,500 in 2003 in connection with the sale of a property.


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

                        REALTY PARKING PROPERTIES II L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Liquidity and Capital Resources

      The Fund acquired twelve Properties through 1994 and sold eleven of the Properties through March 31, 2003. The Fund currently has no plans to use working capital to perform major repairs or improvements to its final property.

      At March 31, 2003, the Fund had a working capital position that includes cash and cash equivalents of $365,334, accounts receivable (net of real estate taxes payable) of $2,000, and accounts payable and accrued expenses of $72,945. Cash and cash equivalents increased $37,758 during the quarter ended March 31, 2003. This increase represents the net effect of $12,242 in cash used in operating activities, $50,000 of proceeds from a contract default, $3,109,750 of proceeds from the sale of a property, and the sale proceeds distribution to investors totaling $3,109,750.

      On February 20, 2003, the Fund sold its San Antonio, Texas property for $3,300,000. The Fund's investment in the property was $2,364,816. The gain from the sale totaled $744,934, net of expenses of $190,250.

      On March 17, 2003, the Fund made the San Antonio sale proceeds distribution totaling $3,109,750, of which 99% was allocated to Assignee and Limited Partners. Assignee and Limited Partners received a cash distribution of approximately $2.21 per original $25 Unit.

      The Fund retains only one property, therefore, future cash distributions from operations will cease until its final property is sold.

Results of Operations

      In accordance with the provisions of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), the statements of operations present income from continuing operations and from discontinued operations. Discontinued operations include the operating results of the properties sold in 2003 and 2002. The prior year amounts for these properties have been reclassified to discontinued operations as required by SFAS No. 144. The following discussion and analysis of the results of operations conforms to this presentation in the statements of operations.

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

                        REALTY PARKING PROPERTIES II L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Income from Continuing Operations

      Income from continuing operations includes results from the Fund's properties classified as investment in real estate on the balance sheet. Expenses not directly identifiable with a specific property held for sale are reflected in continuing operations.

      The Fund had a signed contract for the Phoenix, Arizona property. The buyer defaulted in consummating the purchase of the property and the Fund recorded the buyer's nonrefundable deposit of $50,000 as income.

      Parking lot revenue of $58,562 was earned during the three months ended March 31, 2003 and 2002.

      Expenses incurred during the three months ended March 31, 2003, net of depreciation, totaled $33,760 reflecting a decrease of $14,878 from the same period in 2002. The decrease is the result of lower administrative expenses and management fees, as a result of property sales, net of legal fees paid.

Discontinued Operations

      Discontinued operations reflect parking revenue from the Fund's property in San Antonio (sold during 2003) and the Nashville, Tulsa, and Dallas properties (sold during 2002) and expenses that can be directly attributed to these properties.

      Parking lot revenue of $53,467 was earned during the three months ended March 31, 2003, reflecting a decrease of $75,726 from the same period in 2002. The decrease is a result of property sales during 2002.

      Expenses incurred during the three months ended March 31, 2003, net of depreciation, totaled $13,191 reflecting a decrease of $14,541 from the same period in 2002. The decrease is a result of lower management fees during 2003 as a result of property sales during 2002.

Outlook

      The Fund has signed a contract for the sale of its final property in Phoenix, Arizona. This contract is in its due diligence period and there is no assurance that this contract will result in a sale. However, if this contract results in a sale of the final property, the Fund will conclude its operations.

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

          a.  Exhibits
              Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              Exhibit 99.3 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              Exhibit 99.4 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          b. Reports on Form 8-K:
             Form 8-K dated February 20, 2003 described the Fund's sale of the San Antonio, Texas property.

                                                               Exhibit 99.1


                        REALTY PARKING PROPERTIES II L.P.

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002





In connection with the filing of Realty Parking Properties II L.P.'s (the "Fund") Report on Form 10-Q for the period ended March 31, 2003 with the Securities and Exchange Commission on the date hereof (the "Report"), I, John M. Prugh, the Chief Executive Officer of Realty Parking Company II, Inc., General Partner of the Fund, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Fund.




By: /s/John M. Prugh

John M. Prugh
Chief Executive Officer
Realty Parking Company II, Inc.
General Partner
May 12, 2003

                                                                 Exhibit 99.2



                        REALTY PARKING PROPERTIES II L.P.

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002







In connection with the filing of Realty Parking Properties II L.P.'s (the "Fund") Report on Form 10-Q for the period ended March 31, 2003 with the Securities and Exchange Commission on the date hereof (the "Report"), I, Timothy
M. Gisriel, the Chief Financial Officer of Realty Parking Company II, Inc., General Partner of the Fund, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.




By: /s/ Timothy M. Gisriel

Timothy M. Gisriel
Chief Financial Officer
Realty Parking Company II, Inc.
General Partner
May 12, 2003

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


     Date:        5/12/03                 By:      /s/   John M. Prugh
                                                 John M. Prugh
                                                 Chief Executive Officer
                                                 Realty Parking Company II, Inc.
                                                 General Partner

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



     Date:        5/12/03                 By:      /s/   Timothy M. Gisriel
                                            Timothy M. Gisriel
                                            Chief Financial Officer
                                            Realty Parking Company II, Inc.
                                            General Partner

                        REALTY PARKING PROPERTIES II L.P.




                                   SIGNATURES




Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               REALTY PARKING PROPERTIES II L.P.




DATE:    5/12/03               By:      /s/   John M. Prugh
                                   John M. Prugh
                                   President and Director
                                   Realty Parking Company II, Inc.
                                   General Partner



DATE:    5/12/03               By:      /s/   Timothy M. Gisriel
                                   Timothy M. Gisriel
                                   Treasurer
                                   Realty Parking Company II, Inc.
                                   General Partner