Form 10-Q
period 2003-06-30
REALTY PARKING PROPERTIES II LP
filed 2003-07-31
CIK 871014

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


(Mark One)
   { X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

   {   } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from to _____


    For Quarter Ended June 30, 2003      Commission file number 000-20147

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

                Yes                            No   X

                        REALTY PARKING PROPERTIES II L.P.


                                      INDEX



                                                                        Page No.
Part I.    Financial Information


     Item 1.  Financial Statements

                 Balance Sheets                                                1
                 Statements of Operations                                      2
                 Statements of Partners' Capital                               3
                 Statements of Cash Flows                                      4
                 Notes to Financial Statements                               5-6


     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         7-8


     Item 3.  Quantitative and Qualitative Disclosures
                 About Market Risk                                             9
     Item 4.  Controls and Procedures                                          9


Part II.   Other Information


     Item 1. through Item 6.                                                9-12

     Signatures                                                               13

                        REALTY PARKING PROPERTIES II L.P.
                                 Balance Sheets

                                                       June 30,
                                                         2003             December 31,
                                                      (Unaudited)             2002
                                                 ------------------  --------------------
Assets
  Investment in real estate                      $               -   $         3,304,549
  Property held for sale                                 3,304,549             2,364,816
  Cash and cash equivalents                                393,610               327,576
  Accounts receivable                                       39,000                37,000
                                                 ------------------  --------------------

                                                 $       3,737,159   $         6,033,941
                                                 ==================  ====================

Liabilities and Partners' Capital
  Liabilities
    Accounts payable and accrued expenses        $          27,024   $           109,430
    Due to affiliate                                        27,485                40,771
    Real estate taxes payable                               34,000                37,000
                                                 ------------------  --------------------
                                                            88,509               187,201
                                                 ------------------  --------------------

  Partners' Capital
    General Partner                                              -                     -
    Assignee and Limited Partnership
      Interests - $25 stated value per
      unit, 1,392,800 units outstanding                  3,648,550             5,846,640
    Subordinated Limited Partner                               100                   100
                                                 ------------------  --------------------
                                                         3,648,650             5,846,740
                                                 ------------------  --------------------

                                                 $       3,737,159   $         6,033,941
                                                 ==================  ====================



                 See accompanying notes to financial statements

                        REALTY PARKING PROPERTIES II L.P.
                            Statements of Operations
                                   (Unaudited)


                                                     Three Months Ended                          Six Months Ended
                                                June 30,            June 30,              June 30,             June 30,
                                                  2003                2002                  2003                 2002
                                          ---------------------------------------   ----------------------------------------
Revenue
   Interest income                        $              644   $           1,009    $           2,581   $             2,075
                                          -------------------  ------------------   ------------------  --------------------

Expenses
   Administrative, including amounts
     to related party                                 17,503              16,530               31,332                47,900
   Professional fees                                   5,500               5,500               16,074                11,000
   Management fees                                       446                 346                2,116                   717
                                          -------------------  ------------------   ------------------  --------------------
                                                      23,449              22,376               49,522                59,617
                                          -------------------  ------------------   ------------------  --------------------

Loss from continuing operations                      (22,805)            (21,367)             (46,941)              (57,542)

Discontinued operations                               72,517             252,746              958,601               388,052
                                          -------------------  ------------------   ------------------  --------------------

Net earnings                              $           49,712   $         231,379    $         911,660   $           330,510
                                          ===================  ==================   ==================  ====================

Net earnings (loss) per unit of assignee
  and limited partnership interest-basic
    Continuing operations                 $            (0.02)  $           (0.02)   $           (0.03)  $             (0.04)
    Discontinued operations                             0.06                0.18                 0.66                  0.27
                                          -------------------  ------------------   ------------------  --------------------

    Total                                  $            0.04    $           0.16     $           0.63    $             0.23
                                          ===================  ==================   ==================  ====================




                 See accompanying notes to financial statements

                        REALTY PARKING PROPERTIES II L.P.
                         Statements of Partners' Capital
                     Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)

                                                 Assignee
                                               and Limited          Subordinated
                                               Partnership           Limited               General
                                                Interests            Partner               Partner               Total
                                          ----------------------------------------------------------------------------------
Balance at December 31, 2002              $        5,846,640   $             100    $               -   $         5,846,740

Net earnings                                         880,562                   -               31,098               911,660

Distribution to partners -
    sale proceeds, net                            (3,078,652)                  -              (31,098)           (3,109,750)
                                          -------------------  ------------------   ------------------  --------------------

Balance at June 30, 2003                  $        3,648,550   $             100    $               -   $         3,648,650
                                          ===================  ==================   ==================  ====================



Balance at December 31, 2001              $       10,198,283   $             100    $               -   $        10,198,383

Net earnings                                         327,205                   -                3,305               330,510

Distributions to partners - operating               (203,235)                  -               (2,053)             (205,288)
                                          -------------------  ------------------   ------------------  --------------------

Balance at June 30, 2002                  $       10,322,253   $             100    $           1,252   $        10,323,605
                                          ===================  ==================   ==================  ====================





                 See accompanying notes to financial statements

                        REALTY PARKING PROPERTIES II L.P.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                        Six Months Ended
                                                                 June 30,             June 30,
                                                                   2003                 2002
                                                              -------------------------------------
Cash flows from operating activities
  Net earnings                                             $         911,660   $           330,510
  Adjustments to reconcile net earnings to net
     cash provided by operating activities
      Gain on sale of property, net                                 (744,934)                    -
      Proceeds from contract default                                 (50,000)                    -
      Depreciation                                                         -                26,640
      Changes in assets and liabilities
         Increase in accounts receivable and
             real estate taxes payable, net                           (5,000)              (96,539)
         Decrease in accounts payable and
             accrued expenses                                        (82,406)              (38,473)
         Decrease in due to affiliate                                (13,286)              (50,424)
                                                           ------------------  --------------------
Net cash provided by operating activities                             16,034               171,714
                                                           ------------------  --------------------

Cash flows from investing activities
   Proceeds from sale of property, net                             3,109,750                     -
   Proceeds from contract default                                     50,000                     -
                                                           ------------------  --------------------
                                                           ------------------  --------------------
Net cash provided by investing activities                          3,159,750                     -
                                                           ------------------  --------------------

Cash flows from financing activities -
   distributions to partners                                      (3,109,750)             (205,288)
                                                           ------------------  --------------------

Net increase (decrease) in cash and cash equivalents                  66,034               (33,574)
Cash and cash equivalents
    Beginning of period                                              327,576               351,264
                                                           ------------------  --------------------

    End of period                                          $         393,610   $           317,690
                                                           ==================  ====================




                 See accompanying notes to financial statements
                                        4

                        REALTY PARKING PROPERTIES II L.P.

                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)

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

Note 2 - Cash and Cash Equivalents

The Fund considers all short-term investments with maturities of three months or less at dates of purchase as cash equivalents. Cash and cash equivalents consist of cash and a money market account and are stated at cost, which approximated market value at June 30, 2003 and December 31, 2002.

Note 3 - Investment in Real Estate

Investment in real estate totals $3,304,549, net of accumulated depreciation of $51,985, at December 31, 2002.

Depreciation of the garage structures is computed using the straight-line method over 31.5 years for property placed in service prior to January 1, 1994 and 39 years for property placed in service after January 1, 1994. Land improvements are depreciated using the straight-line method over 15 years.

Note 4 - Property Held for Sale and Discontinued Operations

At December 31, 2002, the Fund owned properties in San Antonio, Texas and Phoenix, Arizona. The Fund's property in San Antonio was sold during the first quarter of 2003. The Phoenix property was under contract for sale and was classified as property held for sale at June 30, 2003. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which was effective on January 1, 2002 with respect to the Fund, the results of operations of these properties and the three properties which were sold during 2002 are reported in discontinued operations for all periods presented in the statements of operations. Income from discontinued operations is summarized as follows:


On February 20, 2003, the Fund sold its San Antonio, Texas property for $3,300,000. The Fund's investment in the property was $2,364,816. The gain from the sale totaled $744,934, net of expenses of $190,250.

                        REALTY PARKING PROPERTIES II L.P.

                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)

Note 4 - Property Held for Sale and Discontinued Operations (continued)

At June 30, 2003, the Fund had a committed contract for sale of the Phoenix property and, accordingly, the property was classified as held for sale. On July 15, 2003, the Fund sold the property for $5,200,000. The Fund's investment in the property was $3,304,549, net of depreciation of $51,985 at June 30, 2003.

During the first quarter of 2003, a prospective purchaser of the Phoenix property defaulted on its purchase contract and the Fund recorded the buyer's nonrefundable deposit of $50,000 as income.

Note 5 - Related Party Transactions

The General Partner earned an asset-based management fee for advising the Fund and managing its investments of $10,196 and $33,973 during the three months ended June 30, 2003 and 2002, respectively, and $25,741 and $67,973 during the six months ended June 30, 2003 and 2002, respectively (portions of which have been recorded in discontinued operations). This fee is equal to 0.75% of the fair values of the properties. Additionally, the General Partner was reimbursed for certain costs incurred relating to administrative services for the Fund totaling $17,289 and $22,905 during the three months ended June 30, 2003 and 2002, respectively, and $40,268 and $48,845 during the six months ended June 30, 2003 and 2002, respectively.

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

                        REALTY PARKING PROPERTIES II L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Liquidity and Capital Resources
      The Fund acquired twelve Properties through 1994 and sold eleven of the Properties through June 30, 2003. The final property was sold on July 15, 2003.

      At June 30, 2003, the Fund had a working capital position that includes cash and cash equivalents of $393,610, accounts receivable (net of real estate taxes payable) of $5,000, and accounts payable and accrued expenses of $54,509. Cash and cash equivalents increased $28,276 from operating activities during the quarter ended June 30, 2003.

      On July 15, 2003, the Fund sold its final property in Phoenix, Arizona for $5,200,000. The Fund's investment in the property was $3,304,549, net of depreciation of $51,985 at June 30, 2003.

Results of Operations
      In accordance with the provisions of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), the statements of operations present income from continuing operations and from discontinued operations. Discontinued operations include the operating results of the properties classified as held for sale or sold in 2003 and 2002. Where applicable, the prior year amounts for these properties have been reclassified to discontinued operations as required by SFAS No. 144. The following discussion and analysis of the results of operations conforms to this presentation in the statements of operations.

Income from Continuing Operations
      Income and expenses not directly identifiable with a specific property held for sale or sold are reflected in continuing operations.

      Expenses incurred during the three months ended June 30, 2003 totaled $23,449 reflecting an increase of $1,073 from the same period in 2002. Expenses incurred during the six months ended June 30, 2003 totaled $49,522 reflecting a decrease of $10,095 from the same period in 2002. The decrease is the result of lower administrative expenses, as a result of property sales.

Discontinued Operations
      Discontinued operations reflect parking revenue from the Fund's properties in Phoenix (held for sale), San Antonio (sold during 2003) and the Nashville, Tulsa, and Dallas properties (sold during 2002) and expenses that can be directly attributed to these properties.

      On February 20, 2003, the Fund sold its San Antonio, Texas property for $3,300,000. The Fund's investment in the property was $2,364,816. The gain from the sale totaled $744,934, net of expenses of $190,250.

      During the first quarter of 2003, a prospective purchaser defaulted in consummating the purchase of the Phoenix property and the Fund recorded the buyer's nonrefundable deposit of $50,000 as income.

      Parking lot revenue of $82,267 was earned during the three months ended June 30, 2003, reflecting a decrease of $219,559 from the same period in 2002. Parking lot revenue of $194,295 was earned during the six months ended June 30, 2003, reflecting a decrease of $295,284 from the same period in 2002. The decreases are a result of property sales during 2003 and 2002.

      Expenses incurred during the three months ended June 30, 2003 totaled $9,750 reflecting a decrease of $26,010 from the same period in 2002, net of depreciation. Expenses incurred during the six months ended June 30, 2003 totaled $30,628 reflecting a decrease of $44,259 from the same period in 2002, net of depreciation. The decreases are a result of lower management fees and other expenses during 2003 as a result of property sales during 2003 and 2002.

                        REALTY PARKING PROPERTIES II L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Outlook
      The Phoenix sale proceeds and remaining cash will be distributed to investors once all expenses of the sale are known and current liabilities have been paid. The Fund expects to be dissolved before September 30, 2003.

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

Item 3.  Defaults upon Senior Securities
                Inapplicable

Item 4.  Submission of Matters to a Vote of Security Holders
                Inapplicable

Item 5.  Other Information
                Inapplicable

Item 6.  Exhibits and Reports on Form 8-K

          a.  Exhibits

              Exhibit 31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              Exhibit 31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              Exhibit 32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          b. Reports on Form 8-K:
             Form 8-K dated July 15, 2003 described the Fund's sale its final property in Phoenix, Arizona.

                                                                     Exhibit 32


                        REALTY PARKING PROPERTIES II L.P.

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the filing of Realty Parking Properties II L.P.'s (the "Fund") Quarterly Report on Form 10-Q for the period ending June 30, 2003 with the Securities and Exchange Commission on the date hereof (the "Report"), We certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Fund.




Date:    7/31/03              By:     /s/  John M. Prugh
                                John M. Prugh
                                Chief Executive Officer
                                Realty Parking Company II, Inc.
                                General Partner




Date:    7/31/03              By:     /s/   Timothy M. Gisriel
                                Timothy M. Gisriel
                                Chief Financial Officer
                                Realty Parking Company II, Inc.
                                General Partner

                                                                 Exhibit 31.1

                        REALTY PARKING PROPERTIES II L.P.

                  Certification of Principal Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, John M. Prugh, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Realty Parking Properties II L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures [as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)] for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



     Date:        7/31/03                   By:      /s/   John M. Prugh
                                                 John M. Prugh
                                                 Chief Executive Officer
                                                 Realty Parking Company II, Inc.
                                                 General Partner

                                                                  Exhibit 31.2

                        REALTY PARKING PROPERTIES II L.P.

                  Certification of Principal Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Timothy M. Gisriel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Realty Parking Properties II L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures [as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)] for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



     Date:        7/31/03                By:   /s/   Timothy M. Gisriel
                                               Timothy M. Gisriel
                                               Chief Financial Officer
                                               Realty Parking Company II, Inc.
                                               General Partner

                        REALTY PARKING PROPERTIES II L.P.




                                   SIGNATURES




Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   REALTY PARKING PROPERTIES II L.P.




DATE:         7/31/03              By:      /s/  John M. Prugh
                                       John M. Prugh
                                       President and Director
                                       Realty Parking Company II, Inc.
                                       General Partner



DATE:         7/31/03              By:      /s/  Timothy M. Gisriel
                                       Timothy M. Gisriel
                                       Treasurer
                                       Realty Parking Company II, Inc.
                                       General Partner